Form 10-Q
period 2002-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A
filed 2002-05-13
CIK 851724, 850506, 842881, 833526, 833054, 854062, 826345, 824894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)



                                II-A  73-1295505 II-B 73-1303341
                                II-C  73-1308986 II-D 73-1329761
                                II-E  73-1324751 II-F 73-1330632
         Oklahoma               II-G  73-1336572 II-H 73-1342476
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  416,072       $  414,467

   Accounts receivable:
      Oil and gas sales                           446,384          396,257
      General Partner (Note 2)                          -          130,610
                                               ----------       ----------
        Total current assets                   $  862,456       $  941,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,122,758        2,204,572

DEFERRED CHARGE                                   695,623          695,623
                                               ----------       ----------
                                               $3,680,837       $3,841,529
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  258,996       $  153,728
   Accounts payable - other (Note 1)               24,750                -
   Accrued liability - other (Note 1)              26,672           73,800
   Gas imbalance payable                           96,299           96,299
                                               ----------       ----------
        Total current liabilities              $  406,717       $  323,827

ACCRUED LIABILITY                              $  243,327       $  243,327

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  283,936)     ($  285,152)
   Limited Partners, issued and
      outstanding, 484,283 units                3,314,729        3,559,527
                                               ----------       ----------
        Total Partners' capital                $3,030,793       $3,274,375
                                               ----------       ----------
                                               $3,680,837       $3,841,529
                                               ==========       ==========

                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $787,656          $1,686,111
   Interest income                               1,496              12,024
   Gain on sale of oil and gas
      properties                                     -               3,234
                                              --------          ----------
                                              $789,152          $1,701,369

COSTS AND EXPENSES:
   Lease operating                            $421,724          $  244,235
   Production tax                               41,910             110,391
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                81,133              80,099
   General and administrative
      (Note 2)                                 155,102             151,082
                                              --------          ----------
                                              $699,869          $  585,807
                                              --------          ----------

NET INCOME                                    $ 89,283          $1,115,562
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 16,081          $  117,272
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $ 73,202          $  998,290
                                              ========          ==========
NET INCOME per unit                           $    .15          $     2.06
                                              ========          ==========
UNITS OUTSTANDING                              484,283             484,283
                                              ========          ==========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 89,283        $1,115,562
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                81,133            80,099
      Gain on sale of oil and gas
        properties                                     -       (     3,234)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  50,127)           95,743
      Increase (decrease) in accounts
        payable                                  105,268       (    84,436)
      Increase in accounts payable -
        other                                     24,750                 -
      Decrease in accrued liability -
        other                                  (  47,128)                -
      Decrease in gas imbalance payable                -       (    11,273)
      Decrease in accrued liability                    -       (    10,552)
                                                --------        ----------
Net cash provided by operating
   activities                                   $203,179        $1,181,909
                                                --------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,663)      ($   99,069)
   Proceeds from sale of oil and
      gas properties                             133,954             3,234
                                                --------        ----------
Net cash provided (used) by investing
   activities                                   $131,291       ($   95,835)
                                                --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($332,865)      ($1,093,030)
                                                --------        ----------
Net cash used by financing activities          ($332,865)      ($1,093,030)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  1,605       ($    6,956)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           414,467         1,070,734
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $416,072        $1,063,778
                                                ========        ==========

                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
`                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2002              2001
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  235,840        $  262,153
   Accounts receivable:
      Oil and gas sales                          334,891           323,116
                                              ----------        ----------
        Total current assets                  $  570,731        $  585,269

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,753,991         1,821,517

DEFERRED CHARGE                                  214,754           214,754
                                              ----------        ----------
                                              $2,539,476        $2,621,540
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  213,362        $  126,662
   Gas imbalance payable                          48,060            48,060
                                              ----------        ----------
        Total current liabilities             $  261,422        $  174,722

ACCRUED LIABILITY                             $   47,436        $   47,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  293,624)      ($  302,054)
   Limited Partners, issued and
      outstanding, 361,719 units               2,524,242         2,701,436
                                              ----------        ----------
        Total Partners' capital               $2,230,618        $2,399,382
                                              ----------        ----------
                                              $2,539,476        $2,621,540
                                              ==========        ==========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                               --------         ----------

REVENUES:
   Oil and gas sales                           $580,345         $1,329,368
   Interest income                                  736              7,146
                                               --------         ----------
                                               $581,081         $1,336,514

COSTS AND EXPENSES:
   Lease operating                             $316,680         $  150,280
   Production tax                                31,610             76,998
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 62,361             47,653
   General and administrative
      (Note 2)                                  118,936            116,719
                                               --------         ----------
                                               $529,587         $  391,650
                                               --------         ----------

NET INCOME                                     $ 51,494         $  944,864
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 10,688         $   98,061
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $ 40,806         $  846,803
                                               ========         ==========
NET INCOME per unit                            $    .11         $     2.34
                                               ========         ==========
UNITS OUTSTANDING                               361,719            361,719
                                               ========         ==========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 51,494         $944,864
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               62,361           47,653
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  11,775)          27,428
      Increase (decrease) in accounts
        payable                                  86,700        (  75,660)
                                               --------         --------
Net cash provided by operating
   activities                                  $188,780         $944,285
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($     38)       ($220,303)
   Proceeds from sale of properties               5,203                -
                                               --------         --------
Net cash provided (used) by investing
   activities                                  $  5,165        ($220,303)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($220,258)       ($789,532)
                                               --------         --------
Net cash used by financing activities         ($220,258)       ($789,532)
                                               --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($ 26,313)       ($ 65,550)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          262,153          714,162
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $235,840         $648,612
                                               ========         ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002            2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  117,819       $  115,201
   Accounts receivable:
      Oil and gas sales                           147,260          137,952
                                               ----------       ----------
        Total current assets                   $  265,079       $  253,153

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  827,677          856,666

DEFERRED CHARGE                                   128,827          128,827
                                               ----------       ----------
                                               $1,221,583       $1,238,646
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   86,474       $   50,950
   Gas imbalance payable                           29,876           29,876
                                               ----------       ----------
        Total current liabilities              $  116,350       $   80,826

ACCRUED LIABILITY                              $   29,477       $   29,477

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  124,867)     ($  130,178)
   Limited Partners, issued and
      outstanding, 154,621 units                1,200,623        1,258,521
                                               ----------       ----------
        Total Partners' capital                $1,075,756       $1,128,343
                                               ----------       ----------
                                               $1,221,583       $1,238,646
                                               ==========       ==========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------          --------

REVENUES:
   Oil and gas sales                          $267,773          $597,276
   Interest income                                 304             4,275
                                              --------          --------
                                              $268,077          $601,551

COSTS AND EXPENSES:
   Lease operating                            $127,454          $ 74,742
   Production tax                               16,522            41,477
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                29,853            24,362
   General and administrative
      (Note 2)                                  57,850            58,776
                                              --------          --------
                                              $231,679          $199,357
                                              --------          --------

NET INCOME                                    $ 36,398          $402,194
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $  6,296          $ 41,984
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $ 30,102          $360,210
                                              ========          ========
NET INCOME per unit                           $    .19          $   2.33
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                                   2002             2001
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 36,398         $402,194
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 29,853           24,362
      (Increase) decrease in accounts
        receivable - oil and gas sales          (   9,308)          28,270
      Increase in accounts payable                 35,524            2,990
      Decrease in accrued liability                     -        (  10,837)
                                                 --------         --------
Net cash provided by operating
   activities                                    $ 92,467         $446,979
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    864)       ($ 33,128)
                                                 --------         --------
Net cash used by investing activities           ($    864)       ($ 33,128)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 88,985)       ($442,153)
                                                 --------         --------
Net cash used by financing
   activities                                   ($ 88,985)       ($442,153)
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $  2,618        ($ 28,302)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            115,201          412,356
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $117,819         $384,054
                                                 ========         ========


                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  203,924       $  170,516
   Accounts receivable:
      Oil and gas sales                           315,549          315,910
                                               ----------       ----------
        Total current assets                   $  519,473       $  486,426

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,521,774        1,561,694

DEFERRED CHARGE                                   370,412          370,412
                                               ----------       ----------
                                               $2,411,659       $2,418,532
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  155,322       $   84,721
   Payable to General Partner (Note 2)                  -           65,905
   Gas imbalance payable                           55,098           55,098
                                               ----------       ----------
        Total current liabilities              $  210,420       $  205,724

ACCRUED LIABILITY                              $  112,500       $  112,500

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  240,638)     ($  238,692)
   Limited Partners, issued and
      outstanding, 314,878 units                2,329,377        2,339,000
                                               ----------       ----------
        Total Partners' capital                $2,088,739       $2,100,308
                                               ----------       ----------
                                               $2,411,659       $2,418,532
                                               ==========       ==========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $537,576        $1,325,576
   Interest income                                   624            14,127
                                                --------        ----------
                                                $538,200        $1,339,703

COSTS AND EXPENSES:
   Lease operating                              $259,323        $  161,952
   Production tax                                 30,878            94,077
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,870            48,906
   General and administrative
      (Note 2)                                   105,126           103,821
                                                --------        ----------
                                                $455,197        $  408,756
                                                --------        ----------

NET INCOME                                      $ 83,003        $  930,947
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 13,626        $   96,084
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $ 69,377        $  834,863
                                                ========        ==========
NET INCOME per unit                             $    .22        $     2.65
                                                ========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                                ========        ==========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                                ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 83,003       $  930,947
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 59,870           48,906
      (Increase) decrease in accounts
        receivable - oil and gas sales                361      (     2,541)
      Increase in accounts payable                 70,601            2,070
      Decrease in payable to General
        Partner                                 (  65,905)               -
      Decrease in accrued liability                     -      (    13,406)
                                                 --------       ----------
Net cash provided by operating
   activities                                    $147,930       $  965,976
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 21,004)     ($   28,921)
   Proceeds from sale of oil and gas
      properties                                    1,054                -
                                                 --------       ----------
Net cash used by investing activities           ($ 19,950)     ($   28,921)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($ 94,572)     ($1,461,041)
                                                 --------       ----------
Net cash used by financing activities           ($ 94,572)     ($1,461,041)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 33,408      ($  523,986)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            170,516        1,432,990
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $203,924       $  909,004
                                                 ========       ==========





                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  122,006        $  242,032
   Accounts receivable:
      Oil and gas sales                          236,652           244,365
                                              ----------        ----------
        Total current assets                  $  358,658        $  486,397

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,416,284         1,391,297

DEFERRED CHARGE                                  206,554           206,554
                                              ----------        ----------
                                              $1,981,496        $2,084,248
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  134,082        $   56,002
   Payable to General Partner (Note 2)                 -           115,045
   Gas imbalance payable                          28,035            28,035
                                              ----------        ----------
        Total current liabilities             $  162,117        $  199,082

ACCRUED LIABILITY                             $   26,344        $   26,344

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  160,059)      ($  162,380)
   Limited Partners, issued and
      outstanding, 228,821 units               1,953,094         2,021,202
                                              ----------        ----------
        Total Partners' capital               $1,793,035        $1,858,822
                                              ----------        ----------
                                              $1,981,496        $2,084,248
                                              ==========        ==========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------         ----------

REVENUES:
   Oil and gas sales                          $398,495          $933,005
   Interest income                                 748             6,038
   Loss on sale of oil and gas
      properties                                     -         (      75)
                                              --------          --------
                                              $399,243          $938,968

COSTS AND EXPENSES:
   Lease operating                            $126,807          $104,042
   Production tax                               30,359            71,548
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                60,767            45,759
   General and administrative
      (Note 2)                                  80,992            79,540
                                              --------          --------
                                              $298,925          $300,889
                                              --------          --------

NET INCOME                                    $100,318          $638,079
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 15,426          $ 67,322
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $ 84,892          $570,757
                                              ========          ========
NET INCOME per unit                           $    .37          $   2.49
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========




                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $100,318         $638,079
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               60,767           45,759
      Loss on sale of oil and gas
        properties                                    -               75
      Decrease in accounts receivable -
        oil and gas sales                         7,713           48,850
      Increase in accounts payable               78,080              595
      Decrease in payable to General
        Partner                               ( 115,045)               -
                                               --------         --------
Net cash provided by operating
   activities                                  $131,833         $733,358
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 85,754)       ($  6,922)
                                               --------         --------
Net cash used by investing activities         ($ 85,754)       ($  6,922)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($166,105)       ($562,690)
                                               --------         --------
Net cash used by financing activities         ($166,105)       ($562,690)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($120,026)        $163,746

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          242,032          511,025
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $122,006         $674,771
                                               ========         ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2002              2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  185,076       $  278,738
   Accounts receivable:
      Oil and gas sales                           244,295          229,071
                                               ----------       ----------
        Total current assets                   $  429,371       $  507,809

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,392,072        1,424,064

DEFERRED CHARGE                                    38,188           38,188
                                               ----------       ----------
                                               $1,859,631       $1,970,061
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   61,294       $   49,662
   Gas imbalance payable                            7,953            7,953
                                               ----------       ----------
        Total current liabilities              $   69,247       $   57,615

ACCRUED LIABILITY                              $   13,875       $   13,875

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  109,537)     ($  118,848)
   Limited Partners, issued and
      outstanding, 171,400 units                1,886,046        2,017,419
                                               ----------       ----------
        Total Partners' capital                $1,776,509       $1,898,571
                                               ----------       ----------
                                               $1,859,631       $1,970,061
                                               ==========       ==========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $416,558          $820,886
   Interest income                                   735             5,075
   Loss on sale of oil and
      gas properties                                   -         (     184)
                                                --------          --------
                                                $417,293          $825,777

COSTS AND EXPENSES:
   Lease operating                              $114,106          $ 82,775
   Production tax                                 27,443            54,561
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  53,503            52,067
   General and administrative
      (Note 2)                                    64,054            63,489
                                                --------          --------
                                                $259,106          $252,892
                                                --------          --------

NET INCOME                                      $158,187          $572,885
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 20,560          $ 61,467
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $137,627          $511,418
                                                ========          ========
NET INCOME per unit                             $    .80          $   2.98
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $158,187          $572,885
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              53,503            52,067
      Loss on sale of oil and gas
        properties                                   -               184
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  15,224)           36,342
      Increase in accounts payable              11,632             2,729
                                              --------          --------
Net cash provided by operating
   activities                                 $208,098          $664,207
                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 21,511)        ($ 46,526)
                                              --------          --------
Net cash used by investing activities        ($ 21,511)        ($ 46,526)
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($280,249)        ($499,497)
                                              --------          --------
Net cash used by financing
   activities                                ($280,249)        ($499,497)
                                              --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($ 93,662)         $118,184

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         278,738           441,154
                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $185,076          $559,338
                                              ========          ========


                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  402,218       $  625,720
   Accounts receivable:
      Oil and gas sales                           516,343          484,681
                                               ----------       ----------
        Total current assets                   $  918,561       $1,110,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,995,387        3,065,609

DEFERRED CHARGE                                    83,736           83,736
                                               ----------       ----------
                                               $3,997,684       $4,259,746
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  131,218       $  105,862
   Gas imbalance payable                           17,264           17,264
                                               ----------       ----------
        Total current liabilities              $  148,482       $  123,126

ACCRUED LIABILITY                              $   31,820       $   31,820

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  126,722)     ($  146,206)
   Limited Partners, issued and
      outstanding, 372,189 units                3,944,104        4,251,006
                                               ----------       ----------
        Total Partners' capital                $3,817,382       $4,104,800
                                               ----------       ----------
                                               $3,997,684       $4,259,746
                                               ==========       ==========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                              --------         ------------

REVENUES:
   Oil and gas sales                          $881,703          $1,744,050
   Interest income                               1,771              10,878
   Loss on sale of oil and
      gas properties                                 -         (       385)
                                              --------          ----------
                                              $883,474          $1,754,543

COSTS AND EXPENSES:
   Lease operating                            $243,119          $  176,803
   Production tax                               58,229             116,177
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               115,185             111,048
   General and administrative
      (Note 2)                                 123,288             119,746
                                              --------          ----------
                                              $539,821          $  523,774
                                              --------          ----------

NET INCOME                                    $343,653          $1,230,769
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 44,555          $  131,983
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $299,098          $1,098,786
                                              ========          ==========
NET INCOME per unit                           $    .80          $     2.95
                                              ========          ==========
UNITS OUTSTANDING                              372,189             372,189
                                              ========          ==========






                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $343,653         $1,230,769
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              115,185            111,048
      Loss on sale of oil and gas
        properties                                    -                385
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  31,662)            77,902
      Increase in accounts payable               25,356              5,798
                                               --------         ----------
Net cash provided by operating
   activities                                  $452,532         $1,425,902
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 44,963)       ($  102,644)
                                               --------         ----------
Net cash used by investing
   activities                                 ($ 44,963)       ($  102,644)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($631,071)       ($1,059,581)
                                               --------         ----------
Net cash used by financing
   activities                                 ($631,071)       ($1,059,581)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($223,502)        $  263,677

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          625,720            934,304
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $402,218         $1,197,981
                                               ========         ==========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2002              2001
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $ 85,090         $  136,988
   Accounts receivable:
      Oil and gas sales                         121,953            114,762
                                               --------         ----------
        Total current assets                   $207,043         $  251,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                704,788            721,143

DEFERRED CHARGE                                  19,936             19,936
                                               --------         ----------
                                               $931,767         $  992,829
                                               ========         ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $ 31,885         $   25,473
   Gas imbalance payable                          4,266              4,266
                                               --------         ----------
        Total current liabilities              $ 36,151         $   29,739

ACCRUED LIABILITY                              $  6,430         $    6,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($ 60,582)       ($   65,089)
   Limited Partners, issued and
      outstanding, 91,711 units                 949,768          1,021,749
                                               --------         ----------
        Total Partners' capital                $889,186         $  956,660
                                               --------         ----------
                                               $931,767         $  992,829
                                               ========         ==========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $208,444          $415,361
   Interest income                                   329             2,540
   Loss on sale of oil and
      gas properties                                   -         (      89)
                                                --------          --------
                                                $208,773          $417,812

COSTS AND EXPENSES:
   Lease operating                              $ 58,346          $ 42,525
   Production tax                                 13,822            27,834
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,746            26,030
   General and administrative
      (Note 2)                                    40,533            41,153
                                                --------          --------
                                                $139,447          $137,542
                                                --------          --------

NET INCOME                                      $ 69,326          $280,270
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  9,307          $ 30,116
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 60,019          $250,154
                                                ========          ========
NET INCOME per unit                             $    .65          $   2.73
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002               2001
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 69,326           $280,270
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,746             26,030
      Loss on sale of oil and gas
        properties                                     -                 89
      (Increase) decrease in accounts
        receivable - oil and gas sales         (   7,191)            18,888
      Increase in accounts payable                 6,412              1,389
                                                --------           --------
Net cash provided by operating
   activities                                   $ 95,293           $326,666
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 10,391)         ($ 26,042)
                                                --------           --------
Net cash used by investing activities          ($ 10,391)         ($ 26,042)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($136,800)         ($258,177)
                                                --------           --------
Net cash used by financing activities          ($136,800)         ($258,177)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 51,898)          $ 42,447

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           136,988            229,651
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 85,090           $272,098
                                                ========           ========



                The accompanying condensed notes are an integral
                  part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2002, combined statements of operations for the three months ended March 31, 2002 and 2001, and combined statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2002, the combined results of operations for the three months ended March 31, 2002 and 2001, and the combined cash flows for the three months ended March 31, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCOUNTS PAYABLE - OTHER AND ACCRUED LIABILITY - OTHER
      ----------------------------------------------------

      The Accrued Liability - Other at March 31, 2002 and December 31, 2001 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to March 31, 2002 was due to a partial settlement of this judgment. The settlement amount is recorded as an Accounts Payable - Other at March 31, 2002, and will be paid in the second quarter of 2002.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $27,659                 $127,443
               II-B                   23,746                   95,190
               II-C                   17,161                   40,689
               II-D                   22,263                   82,863
               II-E                   20,776                   60,216
               II-F                   18,949                   45,105
               II-G                   25,344                   97,944
               II-H                   16,398                   24,135

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCOUNTS RECEIVABLE - GENERAL PARTNER

      The Accounts Receivable - General Partner at December 31, 2001 for the II-A Partnership represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.

      PAYABLE TO GENERAL PARTNER

      The payable to General Partner at December 31, 2001 for the II-D and II-E Partnerships represents litigation costs and settlement of a liability. Such amounts were repaid during the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                           Limited
                                   Date of              Partner Capital
              Partnership        Activation              Contributions
              -----------     ------------------        ---------------

                 II-A         July 22, 1987               $48,428,300
                 II-B         October 14, 1987             36,171,900
                 II-C         January 14, 1988             15,462,100
                 II-D         May 10, 1988                 31,487,800
                 II-E         September 27, 1988           22,882,100
                 II-F         January 5, 1989              17,140,000
                 II-G         April 10, 1989               37,218,900
                 II-H         May 17, 1989                  9,171,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the three months ended March 31, 2002, capital expenditures for the II-D Partnership totaled $21,004. These expenditures were primarily due to the drilling of the Crusch A 1-3 well located in Roosevelt County, Montana, in which the II-D Partnership owns a working interest of approximately 11.5%. During the three months ended March 31, 2002, capital expenditures for the II-E Partnership totaled $85,754. These expenditures were primarily due to the drilling of the Ernest Frey #1 and Mordello Vincent #7 wells located in Acadia County, Louisiana, in each of which the II-E Partnership owns a working interest of approximately 5.8%. During the three months ended March 31,

      2002, capital expenditures for the II-F, II-G, and II-H Partnerships totaled $21,511, $44,963, and $10,391, respectively. These expenditures were primarily due to a recompletion on the CH Weir B well located in Lea County, New Mexico. The II-F, II-G, and II-H Partnerships own working interests of approximately 4.0%, 8.3%, and 1.9%, respectively, in this well.

      The II-A Partnership's Statement of Cash Flows for the three months ended March 31, 2002 includes proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnership's cash distributions paid in February 2002.


      NEW ACCOUNTING PRONOUNCEMENTS

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships fiscal condition or results of operations.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      II-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $787,656         $1,686,111
      Oil and gas production expenses           $463,634         $  354,626
      Barrels produced                            15,611             18,727
      Mcf produced                               214,431            180,685
      Average price/Bbl                         $  18.53         $    26.76
      Average price/Mcf                         $   2.32         $     6.56

      As shown in the table above, total oil and gas sales decreased $898,455 (53.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $129,000 and $908,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $221,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 3,116 barrels, while volumes of gas sold increased 33,746 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during the three months ended March 31, 2001 and (ii) a positive gas balancing adjustment on another significant well during the three months ended March 31, 2002. Average oil and gas prices decreased to $18.53 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2002 from $26.76 per barrel and $6.56 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $109,008 (30.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2002. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a partial reversal during the three months ended March 31, 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses increased to 58.9% for the three months ended March 31, 2002 from 21.0% for the three months ended March 31,

      2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,034 (1.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, this expense increased to 10.3% for the three months ended March 31, 2002 from 4.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,020 (2.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended March 31, 2002 from 9.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $54,667,357 or 112.88% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $580,345         $1,329,368
      Oil and gas production expenses           $348,290         $  227,278
      Barrels produced                            11,440             14,091
      Mcf produced                               156,760            144,187
      Average price/Bbl                         $  19.21         $    26.22
      Average price/Mcf                         $   2.30         $     6.66

      As shown in the table above, total oil and gas sales decreased $749,023 (56.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $80,000 and $683,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $84,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,651 barrels, while volumes of gas sold increased 12,573 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices decreased to $19.21 per barrel and $2.30 per Mcf, respectively, for the three months ended March 31, 2002 from $26.22 per barrel and $6.66 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $121,012 (53.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to workover expenses incurred on several wells during the three months ended March 31, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 60.0% for the three months ended March 31, 2002 from 17.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,708 (30.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 10.7% for the three months ended March 31, 2002 from 3.6% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,217 (1.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 20.5% for the three months ended March 31, 2002 from 8.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $39,542,916 or 109.32% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $267,773         $597,276
      Oil and gas production expenses             $143,976         $116,219
      Barrels produced                               3,682            4,069
      Mcf produced                                  85,162           74,354
      Average price/Bbl                           $  20.60         $  25.96
      Average price/Mcf                           $   2.25         $   6.61

      As shown in the table above, total oil and gas sales decreased $329,503 (55.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $371,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $71,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 387 barrels, while volumes of gas sold increased 10,808 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to a negative gas balancing adjustment on one significant well during the three months ended March 31, 2001. This increase was partially offset by normal declines in production. Average oil and gas prices decreased to $20.60 per barrel and $2.25 per Mcf, respectively, for the three months ended March 31, 2002 from $25.96 per barrel and $6.61 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,757 (23.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended March 31, 2002 and (ii) positive prior period lease operating expense adjustments on several wells during the three months ended March 31, 2002. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 53.8% for the three months ended March 31, 2002 from 19.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,491 (22.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) the increase in volumes of gas sold and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.1% for the three months ended March 31, 2002 from 4.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $926 (1.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 21.6% for the three months ended March 31, 2002 from 9.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $18,261,686 or 118.11% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $537,576         $1,325,576
      Oil and gas production expenses           $290,201         $  256,029
      Barrels produced                             6,382              5,062
      Mcf produced                               190,509            182,264
      Average price/Bbl                         $  19.42         $    26.13
      Average price/Mcf                         $   2.17         $     6.55

      As shown in the table above, total oil and gas sales decreased $788,000 (59.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $834,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 1,320 barrels and 8,245 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to
      (i) an increase in production on one significant well due to the successful workover of that well during mid 2001 and (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended March 31, 2002. Average oil and gas prices decreased to

      $19.42 per barrel and $2.17 per Mcf,  respectively,  for the three  months
      ended   March  31,  2002  from  $26.13  per  barrel  and  $6.55  per  Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,172 (13.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended March 31, 2002, (ii) positive prior period lease operating expense adjustments made by the operators on two other significant wells during the three months ended March 31, 2002, and (iii) negative prior period lease operating expense adjustments made by the operator on several wells during the three months ended March 31, 2001. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 54.0% for the three months ended March 31, 2002 from 19.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,964 (22.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) downward revisions in the estimates of remaining oil and gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.1% for the three months ended March 31, 2002 from 3.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,305 (1.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 19.6% for the three months ended March 31, 2002 from 7.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through March 31, 2002 totaling $37,380,903 or 118.72% of the Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $398,495           $933,005
      Oil and gas production expenses           $157,166           $175,590
      Barrels produced                             6,639              5,661
      Mcf produced                               121,493            115,246
      Average price/Bbl                         $  19.76           $  28.12
      Average price/Mcf                         $   2.20           $   6.71

      As shown in the table above, total oil and gas sales decreased $534,510 (57.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $56,000 and $548,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 978 barrels and 6,247 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful workover of that well during mid 2001 and (ii) a positive prior period volume adjustment on another significant well during the three months ended March 31, 2002. Average oil and gas prices decreased to $19.76 per barrel and $2.20 per Mcf, respectively, for the three months ended March 31, 2002 from $28.12 per barrel and $6.71 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $18,424 (10.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a negative prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2001. These decreases were partially offset by an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 39.4% for the three months ended March 31, 2002 from 18.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $15,008 (32.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 15.2% for the three months ended March 31, 2002 from 4.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,452 (1.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 20.3% for the three months ended March 31, 2002 from 8.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $26,947,574  or  117.77%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $416,558           $820,886
      Oil and gas production expenses           $141,549           $137,336
      Barrels produced                             8,127              6,690
      Mcf produced                               117,567            110,052
      Average price/Bbl                         $  19.14           $  28.05
      Average price/Mcf                         $   2.22           $   5.75

      As shown in the table above, total oil and gas sales decreased $404,328 (49.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $72,000 and $415,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $40,000 and $43,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,437 barrels and 7,515 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31,

      2002 and (ii) an increase in production on another significant well due to the successful workover of that well during mid 2001. These increases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2001. Average oil and gas prices decreased to $19.14 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002 from $28.05 per barrel and $5.75 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,213 (3.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells during the three months ended March 31, 2002. These increases were substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.0% for the three months ended March 31, 2002 from 16.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,436 (2.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was substantially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 12.8% for the three months ended March 31, 2002 from 6.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 15.4% for the three months ended March 31, 2002 from 7.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $21,211,051  or  123.75%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $881,703         $1,744,050
      Oil and gas production expenses           $301,348         $  292,980
      Barrels produced                            17,034             14,016
      Mcf produced                               250,402            234,700
      Average price/Bbl                         $  19.13         $    28.05
      Average price/Mcf                         $   2.22         $     5.76

      As shown in the table above, total oil and gas sales decreased $862,347 (49.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $152,000 and $885,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $85,000 and $90,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 3,018 barrels and 15,702 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during mid 2001. These increases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2001. Average oil and gas prices decreased to $19.13 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002 from $28.05 per barrel and $5.76 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,368 (2.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells during the three months ended March 31, 2002. These increases were substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.2% for the three months ended March 31, 2002 from 16.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,137 (3.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was substantially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 13.1% for the three months ended March 31, 2002 from 6.4% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,542 (3.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 14.0% for the three months ended March 31, 2002 from 6.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $44,183,371  or  118.71%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $208,444           $415,361
      Oil and gas production expenses           $ 72,168           $ 70,359
      Barrels produced                             3,954              3,258
      Mcf produced                                59,853             56,266
      Average price/Bbl                         $  19.12           $  28.05
      Average price/Mcf                         $   2.22           $   5.76

      As shown in the table above, total oil and gas sales decreased $206,917 (49.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $35,000 and $212,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $21,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 696 barrels and 3,587 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during mid 2001. These increases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2001. Average oil and gas prices decreased to $19.12 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 2002 from $28.05 per barrel and $5.76 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,809 (2.6%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells during the three months ended March 31, 2002. These increases were substantially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.6% for the three months ended March 31, 2002 from 16.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $716 (2.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was substantially offset by upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 12.8% for the three months ended March 31, 2002 from 6.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $620 (1.5%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 19.4% for the three months ended March 31, 2002 from 9.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $10,291,364  or  112.22%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV was filed on May 12, 1999 in the 284th Judicial District Court of Montgomery County, Texas against Samson. The Plaintiff had acquired at auction the interests of the II-A Partnership and other owners in the State 87-S1 well. The lawsuit alleged that Samson and others were the record owners of the lease when it expired and therefore were responsible for the costs of plugging and abandoning the well. Plaintiff sought to recover the Defendants' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Defendants denied liability and trial was held on August 6, 2001. At the conclusion of the trial the Court awarded the Plaintiff $447,245.55. On January 15, 2002 the Defendants filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. Samson, on behalf of the II-A Partnership and others, intends to vigorously pursue this appeal. In connection with this appeal, the Defendants filed an appellate bond in the amount of $491,970.10, which consists of $86,444.12 for damages, $360,801.43 for costs and attorneys' fees, and $44,724.55 for estimated post-judgment interest. The II-A Partnership had a working interest in the plugged well and its' portion of the judgment and estimated post-judgment interest is approximately $74,000.

      On April 23, 2002 the II-A Partnership entered into a settlement agreement with Xplor Energy Operating Company thereby settling for $24,750 the portion of the judgment which is in favor of Xplor. The appeal is still ongoing with respect to the portion of the judgment which is in favor of The Newton Corporation. The II-A Partnership's portion of the remaining judgment and estimated post-judgment interest are approximately $27,000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            1. Current  Report on Form 8-K filed  during the first  quarter of
                 2002.

                  Date of Event:                January 28, 2002
                  Date Filed with the SEC:      January 28, 2002
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

            2. Current  Report on Form 8-K filed  during the first  quarter of
                 2002.

                  Date of Event:                February 7, 2002
                  Date Filed with the SEC:      February 8, 2002
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H

                                  (Registrant)

                                  BY:   GEODYNE RESOURCES, INC.

                                        General Partner


Date:  May 13, 2002               By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2002               By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer