Form 10-K
period 2004-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A
filed 2005-03-30
CIK 851724, 850506, 842881, 833526, 833054, 854062, 826345, 824894

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number:
II-A: 0-16388   II-C: 0-16981   II-E: 0-17320   II-G: 0-17802
II-B: 0-16405   II-D: 0-16980   II-F: 0-17799   II-H: 0-18305


                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                 ----------------------------------------------
             (Exact name of Registrant as specified in its Articles)

                                           II-A 73-1295505
                                           II-B 73-1303341
                                           II-C 73-1308986
                                           II-D 73-1329761
                                           II-E 73-1324751
                                           II-F 73-1330632
                                           II-G 73-1336572
           Oklahoma                        II-H 73-1342476
-------------------------------         --------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

                  Two West Second Street, Tulsa, Oklahoma 74103
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
               Depositary Units of limited partnership interest

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            X     Disclosure is not contained herein
         -----
                  Disclosure is contained herein
          -----

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes         No    X
                  -----       -----

      The Depositary Units are not publicly traded, therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   FORM 10-K
                               TABLE OF CONTENTS



PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................29
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  LIMITED PARTNERS..........................................29

PART II.....................................................................29
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......29
      ITEM 6.     SELECTED FINANCIAL DATA...................................32
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................41
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................68
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............68
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................68
      ITEM 9A.    CONTROLS AND PROCEDURES...................................68
      ITEM 9B.    OTHER INFORMATION.........................................69

PART III....................................................................69
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...69
      ITEM 11.    EXECUTIVE COMPENSATION....................................70
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................80
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............82
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................83

PART IV.....................................................................84
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................84

      SIGNATURES...........................................................104

                                    PART I.

ITEM 1.    BUSINESS

      General

      The  Geodyne   Energy   Income   Limited   Partnership   II-A  (the  "II-A
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-B  (the  "II-B
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-C  (the  "II-C
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-D  (the  "II-D
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-E  (the  "II-E
Partnership"),  Geodyne  Energy  Income  Limited  Partnership  II-F  (the  "II-F
Partnership"), Geodyne Energy Income Limited Partnership II-G (the "II-G Partnership"), and Geodyne Energy Income Limited Partnership II-H (the "II-H Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner, Geodyne Depositary Company, a Delaware corporation, as the sole initial limited partner, and public investors as substitute limited partners (the "Limited Partners"). The Partnerships commenced operations on the dates set forth below.

                                               Date of
                        Partnership           Activation
                        -----------       -----------------

                           II-A           July 22, 1987
                           II-B           October 14, 1987
                           II-C           January 14, 1988
                           II-D           May 10, 1988
                           II-E           September 27, 1988
                           II-F           January 5, 1989
                           II-G           April 10, 1989
                           II-H           May 17, 1989

      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K (the "Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the limited partnerships and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 26 limited partnerships including the Partnerships, and is a wholly-owned subsidiary of Samson Investment Company. Samson

Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2004, Samson owned interests in approximately 16,000 oil and gas wells located in 18 states of the United States and the countries of Canada, Venezuela, and Australia. At December 31, 2004, Samson operated approximately 5,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Australia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2005, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791, or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements") the Partnerships would have terminated on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Funding

      Although the Partnership Agreements permit the Partnerships to incur borrowings, the Partnerships' operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.

      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for transportation; and
      *  Domestic and foreign government regulations and taxes.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2004:

Partnership                   Purchaser                         Percentage
-----------      --------------------------------------         ----------

   II-A          Cinergy Marketing Company ("Cinergy")             16.1%
                 BP America Production Company                     14.8%
                 Duke Energy Field Services Inc. ("Duke")          12.3%

   II-B          Cinergy                                           24.1%
                 Citation Oil & Gas Corp. ("Citation")             13.1%

   II-C          Cinergy                                           22.3%
                 Citation                                          11.6%

   II-D          Cinergy                                           17.0%
                 Whiting Petroleum Corporation                     11.8%
                 Vintage Petroleum, Inc.                           10.3%

   II-E          Cinergy                                           25.1%

   II-F          Duke                                              14.7%
                 Cinergy                                           12.3%
                 Chevron USA, Inc.                                 10.0%

   II-G          Duke                                              14.9%
                 Cinergy                                           12.2%

   II-H          Duke                                              15.1%
                 Cinergy                                           11.9%


      In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

      The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


      Oil, Gas, and Environmental Control Regulations

      Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.


ITEM 2.           PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2004.

                          Well Statistics(1)
                       As of December 31, 2004

        Number of Gross Wells(2)     Number of Net Wells(3)
        ------------------------     ----------------------
        P/ship  Total  Oil  Gas        Total   Oil    Gas
        ------  -----  ---  ---        -----  -----  -----
         II-A   1,016  742  274        42.65  25.36  17.29
         II-B     203   90  113        24.78  12.97  11.81
         II-C     288  109  179         9.49   2.80   6.69
         II-D     213   75  138        23.26   2.86  20.40
         II-E     868  613  255        11.20   3.69   7.51
         II-F     874  609  265        11.76   2.94   8.82
         II-G     874  609  265        25.38   6.20  19.18
         II-H     874  609  265         6.22   1.46   4.76

---------------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells.

      For example, a 15% working interest in a well represents one gross well, but 0.15 net well.


      Drilling Activities

      During the year ended December 31, 2004, the Partnerships directly or indirectly participated in the drilling activities described below.


II-A Partnership
                                       Working     Revenue
    Well Name         County     St.   Interest    Interest    Type     Status
-----------------    ---------   ---   --------    --------    ----  -----------
Freda #1-11          Grady       OK      -          0.0018     Gas   Producing
Hedgecock #4-12      Caddo       OK      -          0.0054     Gas   Producing
Inlow #3-11          Caddo       OK      -          0.0039     Gas   Producing
Inlow #4-11          Caddo       OK      -          0.0039     Gas   Producing
Brown Foundation     Washita     OK      -          0.0035     Gas   Producing
 #5-14
Brown Foundation     Washita     OK      -          0.0028     Gas   Producing
 #6-14
Flaming #3-20        Washita     OK      -          0.0006     Gas   Producing
Katie #4-11          Washita     OK      -          0.0074     Gas   Producing
Chandra #1-4         Caddo       OK      -          0.0052     Oil   Producing
Ramey #1-13          Woodward    OK     0.0087      0.0071     Oil   Producing
Farris Ranch #31-2   Dewey       OK      -          0.0004     N/A   In Progress
Jo-Mill Unit
 (27 new wells)      Borden      TX     0.0025      0.0022     Oil   Producing


II-B Partnership
                                       Working     Revenue
    Well Name         County     St.   Interest    Interest    Type     Status
-----------------    ---------   ---   --------    --------    ----  -----------
Brown Foundation     Washita     OK      -          0.0057     Gas   Producing
 #5-14
Brown Foundation     Washita     OK      -          0.0046     Gas   Producing
 #6-14
Flaming #3-20        Washita     OK      -          0.0010     Gas   Producing
Katie #4-11          Washita     OK      -          0.0057     Gas   Producing
Farris Ranch #31-2   Dewey       OK      -          0.0018     N/A   In Progress


II-C Partnership
                                       Working     Revenue
    Well Name         County     St.   Interest    Interest    Type     Status
-----------------    ---------   ---   --------    --------    ----  -----------
Huls #2-24           Washita     OK      -          0.0015     Gas   Producing
Huls #3-24           Washita     OK      -          0.0015     Gas   Producing
Stella-Killebrew #2  Roberts     TX      -          0.0001     Gas   Producing
Brown Foundation     Washita     OK      -          0.0024     Gas   Producing
 #5-14

Brown Foundation        Washita     OK     -        0.0020     Gas   Producing
 #6-14
Flaming #3-20           Washita     OK     -        0.0004     Gas   Producing
Katie #4-11             Washita     OK     -        0.0025     Gas   Producing
Farris Ranch #31-2      Dewey       OK     -        0.0003     N/A   In Progress


II-D Partnership
                                         Working   Revenue
    Well Name            County     St.  Interest  Interest    Type     Status
-----------------       ---------   ---  --------  --------    ----  -----------
Huls #2-24              Washita     OK     -        0.0017     Gas   Producing
Huls #3-24              Washita     OK     -        0.0017     Gas   Producing
Stella-Killebrew
 #2                     Roberts     TX     -        0.0011     Gas   Producing


II-E Partnership
                                         Working   Revenue
    Well Name            County     St.  Interest  Interest    Type     Status
-----------------       ---------   ---  --------  --------    ----  -----------
Wilson A-#2             Roger       OK    0.0001    0.0001     Gas   Producing
                         Mills
Bryant #5-44            Wheeler     TX     -        0.0012     Gas   Producing
Black Tiger #1          Seminole    OK    0.0021    0.0021     Oil   Producing
Armstrong #1-640.5H     Dimmit      TX     -        0.0042     N/A   Shut-in
Ward #17-1              Howard      TX     -        0.0042     Gas   Producing
Hill, Wess #13          Sutton      TX     -        0.0001     Gas   Producing
Davis, N B #16          Sutton      TX     -        0.0003     Gas   Producing
Miers, W A #17          Sutton      TX     -        0.0001     Gas   Producing
Hill, Wess #14          Sutton      TX     -        0.0001     Gas   Producing
Garner 12 #1            Terrell     TX    0.0021    0.0017     Gas   Producing
Emperor #24-1 (RY)      Winkler     TX     -        0.0006     Gas   Producing
Hill, Wess #16          Sutton      TX     -        0.0001     Gas   Producing
Hill, Wess #15          Sutton      TX     -        0.0001     Gas   Producing
Cox 27 #3 (RY)          Upton       TX     -        0.0038     Gas   Producing
Andrews Waterflood
 Unit (3 new wells)     Andrews     TX    0.0011    0.0011     Oil   Producing
Resler B3 (RY)          Lea         NM     -        0.0005     Oil   Producing
Resler B2 (RY)          Lea         NM     -        0.0005     Oil   Producing
Resler A1 (RY)          Lea         NM     -        0.0005     Oil   Producing
Neal 30 #1 Re-Entry     Upton       TX     -        0.0007     Oil   Producing
Taylor 17 #1            Howard      TX     -        0.0033     N/A   In Progress
Owens 17 #1             Crockett    TX    0.0042    0.0042     N/A   Dry Hole
Tribal C 4B             Rio         NM     -        0.0001     Gas   Producing
                         Arriba
Jenney #1B              Rio         NM     -        0.0006     N/A   In Progress
                         Arriba
Hoyt #2C                Rio
 (MV/Dakota)            Arriba      NM     -        0.0001     N/A   Shut-in
Hardy Percy #9 &
 #10                    Lea         NM     -        0.0017     Oil   Producing

II-F Partnership
                                          Working    Revenue
    Well Name            County     St.   Interest   Interest   Type   Status
-----------------       ---------   ---   --------   --------   ----  ----------
Wilson A #2             Roger       OK     0.0002    0.0002     Gas  Producing
                         Mills
Bryant #5-44            Wheeler     TX       -       0.0030     Gas  Producing
Black Tiger #1          Seminole    OK     0.0051    0.0051     Oil  Producing
Armstrong #1-640.5H     Dimmit      TX       -       0.0101     N/A  Shut-in
Ward #17-1              Howard      TX       -       0.0101     Gas  Producing
Hill, Wess #13          Sutton      TX       -       0.0003     Gas  Producing
Davis, N B #16          Sutton      TX       -       0.0006     Gas  Producing
Miers, W A #17          Sutton      TX       -       0.0003     Gas  Producing
Hill, Wess #14          Sutton      TX       -       0.0003     Gas  Producing
Garner 12 #1            Terrell     TX     0.0052    0.0042     Gas   Producing
Emperor #24-1 (RY)      Winkler     TX       -       0.0015     Gas  Producing
Hill, Wess #16          Sutton      TX       -       0.0003     Gas  Producing
Hill, Wess #15          Sutton      TX       -       0.0003     Gas  Producing
Cox 27 #3 (RY)          Upton       TX       -       0.0092     Gas  Producing
Andrews Waterflood
 Unit (3 new wells)     Andrews     TX     0.0028    0.0028     Oil   Producing
Resler B3 (RY)          Lea         NM       -       0.0013     Oil  Producing
Resler B2 (RY)          Lea         NM       -       0.0013     Oil  Producing
Resler A1 (RY)          Lea         NM       -       0.0013     Oil  Producing
Neal 30 #1 Re-Entry     Upton       TX       -       0.0018     Oil  Producing
Taylor 17 #1            Howard      TX       -       0.0081     N/A  In Progress
Owens 17 #1             Crockett    TX     0.0101    0.0101     N/A  Dry Hole
Tribal C 4B             Rio         NM       -       0.0000     Gas  Producing
                         Arriba
Jenney #1B              Rio         NM       -       0.0002     N/A  In Progress
                         Arriba
Hoyt #2C                Rio
 (MV/Dakota)            Arriba      NM       -       0.0000     N/A  Shut-in
Hardy Percy #9 &
 #10                    Lea         NM       -       0.0041     Oil  Producing


II-G Partnership
                                          Working    Revenue
    Well Name            County     St.   Interest   Interest   Type   Status
-----------------       ---------   ---   --------   --------   ----  ----------
Wilson A #2             Roger       OK     0.0004    0.0004     Gas  Producing
                         Mills
Bryant #5-44            Wheeler     TX       -       0.0064     Gas  Producing
Black Tiger #1          Seminole    OK     0.0106    0.0106     Oil  Producing
Armstrong #1-640.5H     Dimmit      TX       -       0.0212     N/A  Shut-in
Ward #17-1              Howard      TX       -       0.0212     Gas  Producing
Hill, Wess #13          Sutton      TX       -       0.0007     Gas  Producing
Davis, N B #16          Sutton      TX       -       0.0014     Gas  Producing
Miers, W A #17          Sutton      TX       -       0.0007     Gas  Producing
Hill, Wess #14          Sutton      TX       -       0.0007     Gas  Producing
Garner 12 #1            Terrell     TX     0.0109    0.0088     Gas  Producing
Emperor #24-1 (RY)      Winkler     TX       -       0.0032     Gas  Producing
Hill, Wess #16          Sutton      TX       -       0.0007     Gas  Producing

Hill, Wess #15          Sutton      TX       -       0.0007     Gas  Producing
Cox 27 #3 (RY)          Upton       TX       -       0.0192     Gas  Producing
Andrews Waterflood
 Unit (3 new wells)     Andrews     TX      0.0058   0.0058     Oil  Producing
Resler B3 (RY)          Lea         NM       -       0.0027     Oil  Producing
Resler B2 (RY)          Lea         NM       -       0.0027     Oil  Producing
Resler A1 (RY)          Lea         NM       -       0.0027     Oil  Producing
Neal 30 #1 Re-Entry     Upton       TX       -       0.0037     Oil  Producing
Taylor 17 #1            Howard      TX       -       0.0170     N/A  In Progress
Owens 17 #1             Crockett    TX      0.0212   0.0212     N/A  Dry Hole
Tribal C 4B             Rio         NM       -       0.0002     Gas  Producing
                         Arriba
Jenney #1B              Rio         NM       -       0.0007     N/A  In Progress
                         Arriba
Hoyt #2C                Rio
 (MV/Dakota)             Arriba     NM       -       0.0001     N/A  Shut-in
Hardy Percy #9 &
 #10                    Lea         NM       -       0.0085     Oil  Producing


II-H Partnership
                                          Working    Revenue
    Well Name            County     St.   Interest   Interest   Type  Status
-----------------       ---------   ---   --------   --------   ---- ----------
Wilson A #2             Roger       OK     0.0001     0.0001    Gas  Producing
                         Mills
Bryant #5-44            Wheeler     TX       -        0.0015    Gas  Producing
Black Tiger #1          Seminole    OK     0.0025     0.0025    Oil  Producing
Armstrong #1-640.5H     Dimmit      TX       -        0.0049    N/A  Shut-in
Ward #17-1              Howard      TX       -        0.0049    Gas  Producing
Hill, Wess #13          Sutton      TX       -        0.0002    Gas  Producing
Davis, N B #16          Sutton      TX       -        0.0003    Gas  Producing
Miers, W A #17          Sutton      TX       -        0.0002    Gas  Producing
Hill, Wess #14          Sutton      TX       -        0.0002    Gas  Producing
Garner 12 #1            Terrell     TX     0.0025     0.0020    Gas   Producing
Emperor #24-1 (RY)      Winkler     TX       -        0.0007    Gas  Producing
Hill, Wess #16          Sutton      TX       -        0.0002    Gas  Producing
Hill, Wess #15          Sutton      TX       -        0.0002    Gas  Producing
Cox 27 #3 (RY)          Upton       TX       -        0.0045    Gas  Producing
Andrews Waterflood
  Unit(3 new wells)     Andrews     TX     0.0013     0.0014    Oil   Producing
Resler B3 (RY)          Lea         NM       -        0.0006    Oil  Producing
Resler B2 (RY)          Lea         NM       -        0.0006    Oil  Producing
Resler A1 (RY)          Lea         NM       -        0.0006    Oil  Producing
Neal 30 #1 Re-Entry     Upton       TX       -        0.0009    Oil  Producing
Taylor 17 #1            Howard      TX       -        0.0039    N/A  In Progress
Owens 17 #1             Crockett    TX     0.0049     0.0049    N/A  Dry Hole
Tribal C 4B             Rio         NM       -        0.0001    Gas  Producing
                         Arriba
Jenney #1B              Rio         NM       -        0.0003    N/A  In Progress
                         Arriba
Hoyt #2C                Rio
 (MV/Dakota)             Arriba     NM       -        0.0000    N/A  Shut-in

Hardy Percy #9 &
 #10                    Lea         NM       -        0.0020    Oil  Producing


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                              Net Production Data

                               II-A Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           65,565         74,313         64,016
   Gas (Mcf)                           646,674        717,179        821,485

Oil and gas sales:
   Oil                              $2,484,192     $2,078,263     $1,499,533
   Gas                               3,457,506      3,502,160      2,282,330
                                     ---------      ---------      ---------
     Total                          $5,941,698     $5,580,423     $3,781,863
                                     =========      =========      =========
Total direct operating
   expenses                         $1,540,000     $1,407,759     $1,516,608
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         25.9%          25.2%          40.1%

Average sales price:
   Per barrel of oil                    $37.89         $27.97         $23.42
   Per Mcf of gas                         5.35           4.88           2.78

Direct operating expenses per
   equivalent Bbl of oil                $ 8.88         $ 7.26         $ 7.55

                              Net Production Data

                               II-B Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           42,473         43,725         40,616
   Gas (Mcf)                           535,070        548,582        598,159

Oil and gas sales:
   Oil                              $1,655,352     $1,282,628     $  983,366
   Gas                               2,730,383      2,574,612      1,629,566
                                     ---------      ---------      ---------
     Total                          $4,385,735     $3,857,240     $2,612,932
                                     =========      =========      =========
Total direct operating
   expenses                         $1,140,240     $  998,312     $1,021,964
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         26.0%          25.9%          39.1%

Average sales price:
   Per barrel of oil                    $38.97         $29.33         $24.21
   Per Mcf of gas                         5.10           4.69           2.72

Direct operating expenses per
   equivalent Bbl of oil                $ 8.66         $ 7.39         $ 7.28

                              Net Production Data

                               II-C Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           15,365         15,806         14,351
   Gas (Mcf)                           301,090        315,371        343,662

Oil and gas sales:
   Oil                              $  597,955     $  465,997     $  352,930
   Gas                               1,521,252      1,432,288        931,491
                                     ---------      ---------      ---------
     Total                          $2,119,207     $1,898,285     $1,284,421
                                     =========      =========      =========
Total direct operating
   expenses                         $  524,010     $  484,633     $  432,068
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.7%          25.5%          33.6%

Average sales price:
   Per barrel of oil                    $38.92         $29.48         $24.59
   Per Mcf of gas                         5.05           4.54           2.71

Direct operating expenses per
   equivalent Bbl of oil                $ 7.99         $ 7.09         $ 6.03

                              Net Production Data

                               II-D Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           25,312         23,482         31,350
   Gas (Mcf)                           674,131        724,786        795,913

Oil and gas sales:
   Oil                              $  970,924     $  672,785     $  728,533
   Gas                               3,425,727      3,226,165      2,128,408
                                     ---------      ---------      ---------
     Total                          $4,396,651     $3,898,950     $2,856,941
                                     =========      =========      =========
Total direct operating
   expenses                         $1,166,926     $1,075,751     $  886,247
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         26.5%          27.6%          31.0%

Average sales price:
   Per barrel of oil                    $38.36         $28.65         $23.24
   Per Mcf of gas                         5.08           4.45           2.67

Direct operating expenses per
   equivalent Bbl of oil                $ 8.48         $ 7.46         $ 5.40

                              Net Production Data

                               II-E Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           18,135         19,131         23,426
   Gas (Mcf)                           409,863        467,472        488,328

Oil and gas sales:
   Oil                              $  686,966     $  561,004     $  566,653
   Gas                               2,101,949      2,186,172      1,387,404
                                     ---------      ---------      ---------
     Total                          $2,788,915     $2,747,176     $1,954,057
                                     =========      =========      =========
Total direct operating
   expenses                         $  683,739     $  664,928     $  528,268
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         24.5%          24.2%          27.0%

Average sales price:
   Per barrel of oil                    $37.88         $29.32         $24.19
   Per Mcf of gas                         5.13           4.68           2.84

Direct operating expenses per
   equivalent Bbl of oil                $ 7.91         $ 6.85         $ 5.04

                              Net Production Data

                               II-F Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           26,083         24,828         27,894
   Gas (Mcf)                           402,717        442,255        451,358

Oil and gas sales:
   Oil                              $  950,141     $  705,160     $  663,274
   Gas                               1,925,993      1,934,121      1,236,733
                                     ---------      ---------      ---------
     Total                          $2,876,134     $2,639,281     $1,900,007
                                     =========      =========      =========
Total direct operating
   expenses                         $  608,955     $  573,207     $  421,986
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.2%          21.7%          22.2%

Average sales price:
   Per barrel of oil                    $36.43         $28.40         $23.78
   Per Mcf of gas                         4.78           4.37           2.74

Direct operating expenses per
   equivalent Bbl of oil                $ 6.53         $ 5.82         $ 4.09

                              Net Production Data

                               II-G Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           54,665         52,045         58,467
   Gas (Mcf)                           859,114        941,870        959,663

Oil and gas sales:
   Oil                              $1,991,518     $1,478,077     $1,389,987
   Gas                               4,125,357      4,127,614      2,633,819
                                     ---------      ---------      ---------
     Total                          $6,116,875     $5,605,691     $4,023,806
                                     =========      =========      =========
Total direct operating
   expenses                         $1,300,804     $1,221,171     $  900,203
                                     =========      =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.3%          21.8%          22.4%

Average sales price:
   Per barrel of oil                    $36.43         $28.40         $23.77
   Per Mcf of gas                         4.80           4.38           2.74

Direct operating expenses per
   equivalent Bbl of oil                $ 6.57         $ 5.84         $ 4.12

                              Net Production Data

                               II-H Partnership
                               ----------------

                                          Year Ended December 31,
                                    ----------------------------------------
                                       2004           2003           2002
                                    ----------     ----------     ----------
Production:
   Oil (Bbls)                           12,688         12,082        13,577
   Gas (Mcf)                           206,905        226,604       229,923

Oil and gas sales:
   Oil                              $  462,355     $  343,099      $322,666
   Gas                                 997,695        992,693       631,670
                                     ---------      ---------       -------
     Total                          $1,460,050     $1,335,792      $954,336
                                     =========      =========       =======
Total direct operating
   expenses                         $  314,459     $  295,355      $217,304
                                     =========      =========       =======

Direct operating expenses
   as a percentage of oil
   and gas sales                         21.5%          22.1%         22.8%

Average sales price:
   Per barrel of oil                    $36.44         $28.40        $23.77
   Per Mcf of gas                         4.82           4.38          2.75

Direct operating expenses per
   equivalent Bbl of oil                $ 6.67         $ 5.92        $ 4.19

      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2004. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2004. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively) were higher than the prices in effect on December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2004 to be higher than the previous estimates and values at December 31, 2003. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2004 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.


                     Proved Reserves and Net Present Values
                              From Proved Reserves
                           As of December 31, 2004 (1)

II-A Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  6,276,815
      Oil and liquids (Bbls)                                       640,885
   Net Present Value (discounted at 10% per annum)             $22,577,646


II-B Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  4,820,010
      Oil and liquids (Bbls)                                       464,848
   Net Present Value (discounted at 10% per annum)             $16,786,623


II-C Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,453,278
      Oil and liquids (Bbls)                                       165,761
   Net Present Value (discounted at 10% per annum)             $10,385,490


II-D Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  9,092,389
      Oil and liquids (Bbls)                                       187,315
   Net Present Value (discounted at 10% per annum)             $23,002,363


II-E Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  4,984,738
      Oil and liquids (Bbls)                                       180,202
   Net Present Value (discounted at 10% per annum)             $13,207,547


II-F Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  3,712,870
      Oil and liquids (Bbls)                                       341,736
   Net Present Value (discounted at 10% per annum)             $13,041,206

II-G Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                  7,960,566
      Oil and liquids (Bbls)                                       716,461
   Net Present Value (discounted at 10% per annum)             $27,697,953


II-H Partnership:
----------------
   Estimated proved reserves:
      Gas (Mcf)                                                 1,928,846
      Oil and liquids (Bbls)                                      166,923
   Net Present Value (discounted at 10% per annum)             $6,599,223

----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2004:

                                 Operated Wells
                  -------------------------------------------
                  Partnership       Number             Percent
                  -----------       ------             -------
                       II-A           69                 6%
                       II-B           42                18%
                       II-C           60                17%
                       II-D           38                14%
                       II-E           40                 2%
                       II-F           56                 2%
                       II-G           56                 2%
                       II-H           56                 2%


      The following tables set forth certain well and reserve information as of December 31, 2004 for the basins in which the

Partnerships own a significant amount of properties. The tables contain the following information for each significant basin: (i) the number of gross wells and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas panhandle, while the Southern Oklahoma Folded Belt Basin is located in southern Oklahoma. The Gulf Coast Basin is located in southern Louisiana and southeast Texas, while the Permian Basin straddles west Texas and southeast New Mexico. The Sacramento Basin is located in central California, and the Uinta Basin is located in northeast Utah.


                                     Significant Properties as of December 31, 2004
                                     ----------------------------------------------

                                                                   Wells
                                                                Operated by
                                                                 Affiliates        Oil          Gas
                        Gross     Net        Other      Total    -------------   Reserves     Reserves       Present
     Basin              Wells     Wells     Wells(1)    Wells    Number   %(2)    (Bbl)        (Mcf)          Value
-----------------       -----     -----     --------    -----    ------   ----   --------    ---------      ----------
II-A Partnership:
      Anadarko           124       8.01        76        200       35      18%    35,616     3,409,255      $8,753,779
      Permian            441       2.50         4        445       13       3%   140,607     1,137,557       4,103,530
      Gulf Coast         274      12.26         -        274        -       -    120,125       350,867       2,437,062


II-B Partnership:
      Anadarko            40       4.46        18         58       12      21%    16,675     1,932,799     $4,646,137
      Uinta               15       1.53         3         18        -       -    205,159       390,381      3,413,825
      Permian             15       1.79         -         15       13      87%    35,836     1,163,643      2,936,443
      Southern Okla.
       Folded Belt        16       4.62         2         18       16      89%    70,766       883,095      2,885,159


II-C Partnership:
      Anadarko            87       4.28        40        127       18      14%    16,051     1,752,931     $4,668,748
      Southern Okla.
       Folded Belt        19       2.08         2         21       19      90%    30,828       571,730      1,673,448
      Uinta               15        .66         3         18        -       -     87,926       166,934      1,461,904
      Permian             17        .81         2         19       13      68%    16,148       582,981      1,379,688


II-D Partnership:
      Anadarko            54       7.39        22         76        8      11%    24,403     3,428,372     $8,894,711
      Sacramento          42       6.93         -         42        -       -       -        1,361,722      3,745,801
      Permian              7       1.50         3         10        4      40%     9,943     1,759,401      2,574,915
      Gulf Coast          17       2.57         4         21       12      57%    28,099       775,976      2,207,271

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.



                                     Significant Properties as of December 31, 2004
                                     ----------------------------------------------

                                                                 Wells
                                                               Operated by
                                                               Affiliates         Oil          Gas
                        Gross     Net       Other     Total    -------------    Reserves     Reserves       Present
     Basin              Wells    Wells     Wells(1)   Wells    Number   %(2)     (Bbl)        (Mcf)          Value
-----------------       -----    -----     --------   -----    ------   ----    --------    ---------    -----------
II-E Partnership:
      Permian            724      3.98       1,373    2,097       6       -     131,093     2,081,747    $ 5,497,757
      Anadarko            50      1.96          20       70      20      29%      4,882     1,325,007      3,279,536
      Southern Okla.
       Folded Belt         1       .18           -        1       1     100%      5,605       876,963      2,148,229


II-F Partnership:
      Permian            719      6.50       1,373    2,092       2       -     317,955     1,923,957    $ 8,245,737
      Anadarko            58      2.20          22       80      26      33%      4,605     1,387,577      3,675,681


II-G Partnership:
      Permian            719     13.59       1,373    2,092       2       -     664,170     4,023,920    $17,237,053
      Anadarko            58      4.68          22       80      26      33%      9,882     2,956,474      7,823,946


II-H Partnership:
      Permian            719      3.14       1,373    2,092       2       -     153,717       931,646    $ 3,991,558
      Anadarko            58      1.11          22       80      26      33%      2,391       706,420      1,869,500

--------------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.


      Title to Oil and Gas Properties

      Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

      Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.   LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery County, Texas was filed on May 12, 1999. The Newton Corp. ("Newton") acquired an interest at auction in the State 87-S1 (the "Well") owned by the II-A Partnership and two related partnerships (collectively the "Prior Owners"). Eight months after Newton's acquisition of the Prior Owners' interest, the operator of the Well, Xplor Energy Operating Co. ("Xplor"), plugged and abandoned the Well. Xplor filed this lawsuit on May 12, 1999 alleging that the Prior Owners were the record owners of the lease when it expired and that the Prior Owners were responsible for the costs of plugging and abandoning the Well. Xplor sought to recover the Prior Owners' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Prior Owners denied liability and cross-claimed against Newton for indemnity for any amounts that may be awarded to Xplor. Newton in turn alleged that the Prior Owners were liable for the plugging costs. Trial was held on August 6, 2001. At the conclusion of the trial the Court awarded Xplor $86,000 plus $200,000 in attorney fees and awarded Newton $300 plus $161,000 in attorney fees to be divided among the Prior Owners. On January 15, 2002 the Prior Owners filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. The II-A Partnership has approximately 15 percent of the liability with respect to the trial court judgment rendered in the matter.

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except the one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. The Prior Owners requested the Texas Supreme Court to reverse this decision as to the $300 claim and its related attorneys' fees. The Texas Supreme Court initially declined to consider this request, but in October 2004 entertained oral arguments on the matter. A decision is expected in 2005.

      A lawsuit styled Robert W. Scott, Individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burdened the interests of the II-C and II-D Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The applicable portions of these payments, $2,548.31 and $26,768.96, respectively, were recouped from the II-C and II-D Partnerships in the first quarter of 2003. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act. Samson intends to vigorously defend this claim.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2004.



                                    PART II.

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 28, 2005, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                              Number of            Numbers of
            Partnership         Units           Limited Partners
            -----------       ---------         ----------------

               II-A             484,283                3,210
               II-B             361,719                2,010
               II-C             154,621                1,060
               II-D             314,878                2,200
               II-E             228,821                1,670
               II-F             171,400                1,330
               II-G             372,189                2,030
               II-H              91,711                  950

      Units were initially sold for a price of $100. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

      Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purposes of this Annual Report, a Unit represents an initial subscription of $100 to the Partnership.

                            Repurchase Offer Prices
                            -----------------------

                      2003                         2004                  2005
            ------------------------      ------------------------       ----
            1st    2nd    3rd   4th       1st   2nd    3rd    4th        1st
P/ship      Qtr.   Qtr.   Qtr.  Qtr.      Qtr.  Qtr.   Qtr.   Qtr.       Qtr.
------      ----   ----   ----  ----      ----  ----   ----   ----       ----

 II-A       $12    $11    $18   $16       $15   $14    $19    $17        $15
 II-B        12     11     17    16        14    13     19     17         16
 II-C        18     17     27    25        23    22     29     26         24
 II-D        25     23     32    30        29    27     30     28         26
 II-E        15     14     24    22        21    19     25     23         22
 II-F        19     17     28    26        23    20     31     28         26
 II-G        19     17     28    25        23    20     30     28         25
 II-H        18     17     27    25        22    20     30     27         25


      In addition to this repurchase offer, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited
Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

      The following is a summary of cash distributions paid to the Limited Partners during 2003 and 2004 and the first quarter of 2005.


                              Cash Distributions
                              ------------------


                                   2003
             ------------------------------------------------
              1st          2nd            3rd           4th
P/ship        Qtr.         Qtr.           Qtr.          Qtr.
------       ------       ------         ------        ------

 II-A        $ .71        $1.10          $1.87         $1.35
 II-B          .59         1.21           1.58          1.24
 II-C          .70         1.44           1.81          1.47
 II-D          .66         1.20           1.87          1.27
 II-E         1.02         1.17           2.12          1.70
 II-F         1.86         1.57           2.92          2.59
 II-G         1.81         1.55           2.86          2.51
 II-H         1.71         1.45           2.60          2.37


                               2004                                  2005
             ------------------------------------------------       ------
              1st          2nd            3rd           4th          1st
P/ship        Qtr.         Qtr.           Qtr.          Qtr.         Qtr.
------       ------       ------         ------        ------       ------

 II-A        $1.54        $1.32          $1.63         $1.89        $1.90
 II-B         1.38         1.30           1.56          1.90         1.82
 II-C         1.77         1.55           1.83          2.26         2.10
 II-D         1.74         1.63           1.69          2.29         1.95
 II-E         1.61         1.63           1.70          2.05         1.73
 II-F         2.45         2.82           2.46          2.84         2.51
 II-G         2.39         2.77           2.42          2.77         2.45
 II-H         2.28         2.63           2.21          2.66         2.32

ITEM 6.           SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                    II-A Partnership
                                                    ----------------

                               2004              2003              2002              2001             2000
                           ------------      ------------      ------------      ------------     ------------

Oil and Gas Sales           $5,941,698        $5,580,423        $3,781,863        $4,812,392       $5,718,890
Net Income:
   Limited Partners          3,284,043         3,062,786         1,457,582         1,583,821        2,697,991
   General Partner             382,655           360,046           187,523           249,356          373,521
   Total                     3,666,698         3,422,832         1,645,105         1,833,177        3,071,512
Limited Partners' Net
   Income per Unit                6.78              6.32              3.01              3.27             5.57
Limited Partners' Cash
   Distributions per
     Unit                         6.38              5.03              2.49              7.41             5.70
Total Assets                 5,413,607         5,073,056         4,165,182         3,841,529        5,753,841
Partners' Capital
   (Deficit):
   Limited Partners          4,632,938         4,436,895         3,811,109         3,559,527        5,561,706
   General Partner         (   201,586)      (   232,071)      (   241,784)      (   285,152)     (   333,839)
Number of Units
   Outstanding                 484,283           484,283           484,283           484,283          484,283




                                                 Selected Financial Data

                                                    II-B Partnership
                                                    ----------------

                              2004              2003              2002              2001              2000
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $4,385,735        $3,857,240        $2,612,932        $3,677,731        $3,937,680
Net Income:
   Limited Partners         2,429,208         2,049,029           857,193         1,807,584         1,839,198
   General Partner            281,206           242,175           116,853           218,951           163,872
   Total                    2,710,414         2,291,204           974,046         2,026,535         2,003,070
Limited Partners' Net
   Income per Unit               6.72              5.66              2.37              5.00              5.08
Limited Partners' Cash
   Distributions per
     Unit                        6.14              4.62              2.01              6.41              5.76
Total Assets                3,672,534         3,401,746         2,810,167         2,621,540         3,176,745
Partners' Capital
   (Deficit):
   Limited Partners         3,410,866         3,203,658         2,826,629         2,701,436         3,212,852
   General Partner        (   232,828)      (   254,807)      (   264,786)      (   302,054)      (   269,807)
Number of Units
   Outstanding                361,719           361,719           361,719           361,719           361,719




                                                 Selected Financial Data

                                                    II-C Partnership
                                                    ----------------

                              2004              2003             2002               2001              2000
                          ------------      ------------     ------------       ------------      ------------

Oil and Gas Sales          $2,119,207        $1,898,285       $1,284,421         $1,640,398        $1,856,040
Net Income:
   Limited Partners         1,208,720         1,017,928          615,932            842,315           886,994
   General Partner            139,610           121,224           77,229            102,759           132,143
   Total                    1,348,330         1,139,152          693,161            945,074         1,019,137
Limited Partners' Net
   Income per Unit               7.82              6.58             3.98               5.45              5.74
Limited Partners' Cash
   Distributions per
     Unit                        7.41              5.42             3.26               8.86              5.90
Total Assets                1,722,761         1,645,411        1,391,833          1,238,646         1,771,934
Partners' Capital
   (Deficit):
   Limited Partners         1,612,101         1,549,381        1,370,453          1,258,521         1,786,206
   General Partner        (    96,672)      (   106,418)     (    98,831)       (   130,178)      (   105,478)
Number of Units
   Outstanding                154,621           154,621          154,621            154,621           154,621



                                                 Selected Financial Data

                                                    II-D Partnership
                                                    ----------------

                              2004              2003              2002              2001              2000
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $4,396,651        $3,898,950        $2,856,941        $3,581,469        $3,757,651
Net Income:
   Limited Partners         2,408,986         1,936,342         2,391,740         1,608,081         2,287,970
   General Partner            284,260           243,043           283,947           209,788           291,859
   Total                    2,693,246         2,179,385         2,675,687         1,817,869         2,579,829
Limited Partners' Net
   Income per Unit               7.65              6.15              7.60              5.11              7.27
Limited Partners' Cash
   Distributions per
     Unit                        7.35              5.00              6.46             10.91              5.59
Total Assets                3,452,048         3,360,141         2,915,283         2,418,532         4,271,202
Partners' Capital
   (Deficit):
   Limited Partners         3,150,068         3,055,082         2,695,740         2,339,000         4,167,919
   General Partner        (   174,338)      (   190,287)      (    76,044)      (   238,692)      (   180,437)
Number of Units
   Outstanding                314,878           314,878           314,878           314,878           314,878






                                                 Selected Financial Data

                                                    II-E Partnership
                                                    ----------------

                              2004              2003              2002              2001              2000
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,788,915        $2,747,176        $1,954,057        $2,561,210        $2,760,885
Net Income:
   Limited Partners         1,462,780         1,512,784           892,565         1,085,511         1,504,695
   General Partner            181,054           181,131           115,203           149,947           200,766
   Total                    1,643,834         1,693,915         1,007,768         1,235,458         1,705,461
Limited Partners' Net
   Income per Unit               6.39              6.61              3.90              4.74              6.58
Limited Partners' Cash
   Distributions per
     Unit                        6.99              6.01              2.33              8.82              6.52
Total Assets                2,589,335         2,622,429         2,385,354         2,084,248         2,908,582
Partners' Capital
   (Deficit):
   Limited Partners         2,384,331         2,519,551         2,380,767         2,021,202         2,953,691
   General Partner        (   132,096)      (   129,173)      (   131,864)      (   162,380)      (   133,047)
Number of Units
   Outstanding                228,821           228,821           228,821           228,821           228,821





                                                 Selected Financial Data

                                                    II-F Partnership
                                                    ----------------

                              2004              2003              2002              2001              2000
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $2,876,134        $2,639,281        $1,900,007        $2,487,886        $2,313,259
Net Income:
   Limited Partners         1,668,244         1,593,959           987,108         1,345,727         1,405,133
   General Partner            203,874           189,788           129,511           177,055           175,647
   Total                    1,872,118         1,783,747         1,116,619         1,522,782         1,580,780
Limited Partners' Net
   Income per Unit               9.73              9.30              5.76              7.85              8.20
Limited Partners' Cash
   Distributions per
     Unit                       10.57              8.94              4.96             11.09              7.49
Total Assets                2,336,860         2,310,868         2,153,885         1,970,061         2,513,797
Partners' Capital
   (Deficit):
   Limited Partners         2,073,730         2,217,486         2,155,527         2,017,419         2,573,692
   General Partner        (    98,202)      (    91,417)      (    95,526)      (   118,848)      (   101,577)
Number of Units
   Outstanding                171,400           171,400           171,400           171,400           171,400



                                                 Selected Financial Data

                                                    II-G Partnership
                                                    ----------------

                              2004              2003              2002              2001              2000
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $6,116,875        $5,605,691        $4,023,806        $5,285,009        $4,915,575
Net Income:
   Limited Partners         3,546,447         3,393,388         2,092,430         2,861,002         2,967,172
   General Partner            434,649           404,263           274,972           376,956           371,389
   Total                    3,981,096         3,797,651         2,367,402         3,237,958         3,338,561
Limited Partners' Net
   Income per Unit               9.53              9.12              5.62              7.69              7.97
Limited Partners' Cash
   Distributions per
     Unit                       10.35              8.73              4.95             11.06              7.47
Total Assets                5,004,538         4,950,432         4,606,106         4,259,746         5,385,526
Partners' Capital
   (Deficit):
   Limited Partners         4,341,271         4,646,824         4,501,436         4,251,006         5,504,004
   General Partner        (   101,669)      (    87,509)      (    97,205)      (   146,206)      (   212,913)
Number of Units
   Outstanding                372,189           372,189           372,189           372,189           372,189





                                                 Selected Financial Data

                                                    II-H Partnership
                                                    ----------------

                              2004              2003              2002              2001              2000
                          ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales          $1,460,050        $1,335,792        $  954,336        $1,257,427        $1,162,286
Net Income:
   Limited Partners           822,594           786,078           474,052           660,235           722,427
   General Partner            101,267            93,794            62,658            87,334            56,035
   Total                      923,861           879,872           536,710           747,569           778,462
Limited Partners' Net
   Income per Unit               8.97              8.57              5.17              7.20              7.88
Limited Partners' Cash
   Distributions per
     Unit                        9.78              8.13              4.41             10.35              7.25
Total Assets                1,186,870         1,176,280         1,086,200           992,829         1,278,287
Partners' Capital
   (Deficit):
   Limited Partners         1,057,473         1,131,879         1,090,801         1,021,749         1,311,514
   General Partner        (    54,377)      (    51,046)      (    53,547)      (    65,089)      (    54,632)
Number of Units
   Outstanding                 91,711            91,711            91,711            91,711            91,711


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Use of Forward-Looking Statements and Estimates

      This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for transportation; and
      *  Domestic and foreign government regulations and taxes.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and for the year ended December 31, 2003 as compared to the year ended December 31, 2002.



                               II-A Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $361,275 (6.5%) in 2004 as compared to 2003. Of this increase, approximately $650,000 and $300,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $245,000 and $344,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 8,748 barrels and 70,505 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) downward revisions in the estimates of remaining gas reserves on one significant well resulting in the II-A Partnership becoming over produced in excess of estimated ultimate reserves thereby increasing gas imbalance payable. Average oil and gas prices increased to $37.89 per barrel and $5.35 per Mcf, respectively, in 2004 from $27.97 per barrel and $4.88 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $132,241 (9.4%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on several wells during 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in saltwater disposal expenses on one significant well during 2004 as compared to 2003. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As of the date of this Annual Report, management anticipates that the saltwater disposal expenses on the significant well will remain at 2004 levels. As a percentage of oil and gas sales, these expenses increased to 25.9% in 2004 from 25.2% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,233 (2.5%) in 2004 as compared to 2003. As a percentage of oil and gas sales, this expense decreased to 3.6% in 2004 from 3.8% in 2003.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2004 from 10.1% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $61,080,357 or 126.13% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,798,560 (47.6%) in 2003 as compared to 2002. Of this increase, approximately (i) $338,000 and $1,510,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $241,000 was related to an increase in the volumes of oil sold. These increases were partially offset by a decrease of approximately $290,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 10,297 barrels, while volumes of gas sold decreased 104,306 Mcf in 2003 as compared to 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) an increase in production on another significant well due to the successful workover of that well during mid 2003, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $27.97 per barrel and $4.88 per Mcf, respectively, in 2003 from $23.42 per barrel and $2.78 per Mcf, respectively, in 2002.

      As discussed in "Liquidity and Capital Resources" below, the II-A Partnership sold certain oil and gas properties during 2003 and recognized a $9,595 gain on such sales. Sales of oil and gas properties during 2002 resulted in the II-A Partnership recognizing similar gains of $193,272.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $108,849 (7.2%) in 2003 as compared to 2002. This decrease was primarily due to (i) workover expenses incurred on several wells during 2002, (ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 2003. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) a partial reversal during 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment, and (iii) workover expenses incurred on one significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 25.2% in 2003 from 40.1% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $50,295 (19.2%) in 2003 as compared to 2002. This decrease was primarily due to (i) one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense decreased to 3.8% in 2003 from 6.9% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.1% in 2003 from 14.7% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.



                               II-B Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $528,495 (13.7%) in 2004 as compared to 2003. Of this increase, approximately $409,000 and $219,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $63,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,252 barrels and 13,512 Mcf, respectively, in 2004 as compared to 2003. Average oil and gas prices increased to $38.97 per barrel and $5.10 per Mcf, respectively, in 2004 from $29.33 per barrel and $4.69 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $141,928 (14.2%) in 2004 as compared to 2003. This increase was primarily due to (i) an increase in salt water disposal expenses on one significant well during 2004 as compared to 2003, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) workover expenses incurred on one significant well during 2004. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As of the date of this Annual Report, management anticipates that the saltwater disposal expenses on the significant well will remain at 2004 levels. As a percentage of oil and gas sales, these expenses increased to 26.0% in 2004 from 25.9% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, this expense decreased to 3.5% in 2004 from 4.0% in 2003. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.6% in 2004 from 11.0% in 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $43,950,916 or 121.51% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,244,308 (47.6%) in 2003 as compared to 2002. Of this increase, approximately $224,000 and $1,080,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $135,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 3,109 barrels, while volumes of gas sold decreased 49,577 Mcf in 2003 as compared to 2002. Average oil and gas prices increased to $29.33 per barrel and $4.69 per Mcf, respectively, in 2003 from $24.21 per barrel and $2.72 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,652 (2.3%) in 2003 as compared to 2002. This decrease was primarily due to workover expenses incurred on several wells during 2002, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.9% in 2003 from 39.1% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $64,625 (29.5%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) one significant well being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 4.0% in 2003 from 8.4% in 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 11.0% in 2003 from 16.1% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.



                               II-C Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $220,922 (11.6%) in 2004 as compared to 2003. Of this increase, approximately $145,000 and $154,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $65,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 441 barrels and 14,281 Mcf, respectively, in 2004 as compared to 2003. Average oil and gas prices increased to $38.92 per barrel and $5.05 per Mcf, respectively, in 2004 from $29.48 per barrel and $4.54 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $39,377 (8.1%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 24.7% in 2004 from 25.5% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,901 (15.4%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. As a percentage of oil and gas sales, this expense decreased to 3.3% in 2004 from 4.4% in 2003. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.1% in 2004 from 10.2% in 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $20,662,686 or 133.63% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $613,864 (47.8%) in 2003 as compared to 2002. Of this increase, approximately $77,000 and $577,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $77,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,455 barrels, while volumes of gas sold decreased 28,291 Mcf in 2003 as compared to 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful workover of that well during mid 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during 2002. Average oil and gas prices increased to $29.48 per barrel and $4.54 per Mcf, respectively, in 2003 from $24.59 per barrel and $2.71 per Mcf, respectively, in 2002.

      As discussed in "Liquidity and Capital Resources" below, the II-C Partnership sold certain oil and gas properties during 2003 and recognized a $768 gain on such sales. Sales of oil and gas properties during 2002 resulted in the II-C Partnership recognizing similar gains of $120,063.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,565 (12.2%) in 2003 as compared to 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.5% in 2003 from 33.6% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,862(6.5%) in 2003 as compared to 2002. As a percentage of oil and gas sales, this expense decreased to 4.4% in 2003 from 7.0% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,655 (1.4%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 10.2% in 2003 from 14.9% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.



                                II-D Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $497,701 (12.8%) in 2004 as compared to 2003. Of this increase, approximately (i) $246,000 and $425,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $52,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $225,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,830 barrels, while volumes of gas sold decreased 50,655 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to an increase in production on one significant well following successful repairs of its mechanical problems during late 2003, which increase was partially offset by normal declines in production. Average oil and gas prices increased to $38.36 per barrel and $5.08 per Mcf, respectively, in 2004 from $28.65 per barrel and $4.45 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $91,175 (8.5%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on several wells during 2004 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) workover expenses incurred on several other wells during 2003 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 26.5% in 2004 from 27.6% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $107,738 (38.3%) in 2004 as compared to 2003. This decrease was primarily due to (i) the abandonment of one significant well during 2003 due to severe mechanical problems, (ii) the decrease in volumes of gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves during 2004. These decreases were partially offset by one significant well being fully depleted during 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% in 2004 from 7.2% in 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 8.4% in 2004 from 9.6% in 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $43,227,903 or 137.28% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,042,009 (36.5%) in 2003 as compared to 2002. Of this increase, approximately $127,000 and $1,288,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $183,000 and $190,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 7,868 barrels and 71,127 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during 2003 on one significant well following the initially high production after completion of that well during late 2001 and mechanical problems occurring on that same well and (ii) normal declines in production. The well with a substantial decline in production experienced an increase in production during late 2003 following successful repairs of its mechanical problems. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during late 2002 and
(ii) the shutting-in of one significant well during 2003 due to high well pressure. The shut-in well returned to production in late 2003. These decreases were partially offset by positive prior period volume adjustments made by the operator on two significant wells during 2003. Average oil and gas prices increased to $28.65 per barrel and $4.45 per Mcf, respectively, in 2003 from $23.24 per barrel and $2.67 per Mcf, respectively, in 2002.

      As discussed in "Liquidity and Capital Resources" below, the II-D Partnership sold certain oil and gas properties during 2003 and recognized an $8,060 gain on such sales. Sales of oil and gas properties during 2002 resulted in the II-D Partnership recognizing similar gains of $1,256,405.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $189,504 (21.4%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during 2003, and (iii) a positive prior period lease operating expense adjustment made by the operator on one significant well during 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) workover expenses incurred on several wells during 2002. As a percentage of oil and gas sales, these expenses decreased to 27.6% in 2003 from 31.0% in 2002.
This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $95,363 (51.4%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during 2003 and (ii) the abandonment of another significant well during 2003 due to severe mechanical problems. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense increased to 7.2% in 2003 from 6.5% in 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.6% in 2003 from 12.9% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.



                               II-E Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $41,739 (1.5%) in 2004 as compared to 2003. Of this increase, approximately $155,000 and $185,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $29,000 and $269,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 996 barrels and 57,609 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2004. These decreases were partially offset by (i) positive prior period volume adjustments made by the operators during 2004 on two significant wells and (ii) a negative prior period volume adjustment made by the operator during 2003 on another significant well. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during 2004 in order to redirect the flow of gas to a pipeline with available capacity, and (iii) a negative prior period volume adjustment made by the operator on another significant well during 2004. The shut-in well is expected to return to production in early 2005. These decreases were partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2004. Average oil and gas prices increased to $37.88 per barrel and $5.13 per Mcf, respectively, in 2004 from $29.32 per barrel and $4.68 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,811 (2.8%) in 2004 as compared to 2003. This increase was primarily due to workover expenses incurred on several wells during 2004. This increase was partially offset by (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) positive prior period lease operating expense adjustments on two significant wells during 2003, and (iii) a negative prior period production tax adjustment made by the operator on one significant well during 2004. As a percentage of oil and gas sales, these expenses increased to 24.5% in 2004 from 24.2% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $64,220 (46.8%) in 2004 as compared to 2003. This increase was primarily due to two significant wells being substantially depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves during 2004. As a percentage of oil and gas sales, this expense increased to 7.2% in 2004 from 5.0% in 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $2,904 (1.0%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 9.9% in 2004 from 10.2% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $30,299,574 or 132.42% of Limited Partners' capital contributions.

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $793,119 (40.6%) in 2003 as compared to 2002. Of this increase, approximately $98,000 and $858,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $104,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 4,295 barrels and 20,856 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during 2002 and (ii) the shutting-in of another significant well due to high well pressure during 2003. The shut-in well returned to production in late 2003. Average oil and gas prices increased to $29.32 per barrel and $4.68 per Mcf, respectively, in 2003 from $24.19 per barrel and $2.84 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $136,660 (25.9%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) positive prior period lease operating expense adjustments on two significant wells during 2003, and (iii) workover expenses incurred on one significant well during 2003. As a percentage of oil and gas sales, these expenses decreased to 24.2% in 2003 from 27.0% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $25,478 (15.7%) in 2003 as compared to 2002. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense decreased to 5.0% in 2003 from 8.3% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 10.2% in 2003 from 14.2% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

                               II-F Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $236,853 (9.0%) in 2004 as compared to 2003. Of this increase, approximately (i) $209,000 and $165,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $36,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $173,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,255 barrels, while volumes of gas sold decreased 39,538 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004. Average oil and gas prices increased to $36.43 per barrel and $4.78 per Mcf, respectively, in 2004 from $28.40 per barrel and $4.37 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,748 (6.2%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by (i) negative prior period production tax adjustments made by the operator on several wells during 2004,
(ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.2% in 2004 from 21.7% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $81,354 (60.1%) in 2004 as compared to 2003. This increase was primarily due to one significant well being fully depleted during 2004 due to lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and
(ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.5% in 2004 from 5.1% in 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $2,116 (1.0%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 7.4% in 2004 from 8.1% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $25,135,051 or 146.65% of Limited Partners' capital contributions.



                      Year Ended December 31, 2003 Compared
                         to Year Ended December 31, 2002
                      -------------------------------------

      Total oil and gas sales increased $739,274 (38.9%) in 2003 as compared to 2002. Of this increase, approximately $115,000 and $722,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,066 barrels and 9,103 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $28.40 per barrel and $4.37 per Mcf, respectively, in 2003 from $23.78 per barrel and $2.74 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $151,221 (35.8%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.7% in 2003 from 22.2% in 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $66,031 (32.8%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.1% in 2003 from 10.6% in 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 8.1% in 2003 from 11.2% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

                               II-G Partnership
                               ----------------
                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $511,184 (9.1%) in 2004 as compared to 2003. Of this increase, approximately (i) $439,000 and $360,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $75,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $363,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,620 barrels, while volumes of gas sold decreased 82,756 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004. Average oil and gas prices increased to $36.43 per barrel and $4.80 per Mcf, respectively, in 2004 from $28.40 per barrel and $4.38 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $79,633 (6.5%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during 2004 (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by (i) negative prior period production tax adjustments made by the operators on several wells during 2004,
(ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.3% in 2004 from 21.8% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $182,196 (62.8%) in 2004 as compared to 2003. This increase was primarily due to one significant well being fully depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and
(ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.7% in 2004 from 5.2% in 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $4,924 (1.1%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses decreased to 7.1% in 2004 from 7.8% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $52,519,371 or 141.11% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $1,581,885 (39.3%) in 2003 as compared to 2002. Of this increase, approximately $241,000 and $1,543,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,422 barrels and 17,793 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $28.40 per barrel and $4.38 per Mcf, respectively, in 2003 from $23.77 per barrel and $2.74 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $320,968 (35.7%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.8% in 2003 from 22.4% in 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $141,446 (32.8%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.2% in 2003 from 10.7% in 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% in 2003 from 10.8% in 2002.

This percentage decrease was primarily due to the increase in oil and gas sales.



                               II-H Partnership
                               ----------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                    --------------------------------------

      Total oil and gas sales increased $124,258 (9.3%) in 2004 as compared to 2003. Of this increase, approximately (i) $102,000 and $91,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $17,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $86,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 606 barrels, while volumes of gas sold decreased 19,699 Mcf in 2004 as compared to 2003. The increase in volumes of oil sold was primarily due to positive prior period volume adjustments made by the operators on several wells during 2004, which increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to negative prior period volume adjustments made by the operators on several wells during 2004 and (ii) normal declines in production. These decreases were partially offset by the receipt of first revenues on one significant well during 2004. Average oil and gas prices increased to $36.44 per barrel and $4.82 per Mcf, respectively, in 2004 from $28.40 per barrel and $4.38 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,104 (6.5%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during 2004, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) an increase in production taxes associated with the receipt of first revenues on one significant well during 2004. These increases were partially offset by (i) negative prior period production tax adjustments made by the operator on several wells during 2004,(ii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold, and (iii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 21.5% in 2004 from 22.1% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $45,192 (65.7%) in 2004 as compared to 2003. This increase was primarily due to one significant well being fully depleted during 2004 due to the lack of remaining reserves. This increase was partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves during 2004 and
(ii)
the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 7.8% in 2004 from 5.1% in 2003. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 8.5% in 2004 from 9.4% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $12,206,364 or 133.10% of Limited Partners' capital contributions.


                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                    --------------------------------------

      Total oil and gas sales increased $381,456 (40.0%) in 2003 as compared to 2002. Of this increase, approximately $56,000 and $370,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,495 barrels and 3,319 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of oil sold was primarily due to normal declines in production, which decrease was partially offset by a positive prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $28.40 per barrel and $4.38 per Mcf, respectively, in 2003 from $23.77 per barrel and $2.75 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $78,051 (35.9%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on several wells during 2003. As a percentage of oil and gas sales, these expenses decreased to 22.1% in 2003 from 22.8% in 2002.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,521 (32.1%) in 2003 as compared to 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003 and (ii) two significant wells being fully depleted in 2002 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 5.1% in 2003 from 10.6% in 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2003 from 13.1% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.


      Average Sales Prices, Production Volumes, and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2004, 2003, and 2002. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             2004 Compared to 2003
                             ---------------------

                             Average Sales Prices
--------------------------------------------------------------------------
P/ship               2004                     2003              % Change
------         ------------------      ------------------      -----------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil     Gas
               -------    -------      -------    -------      ---     ---

 II-A          $37.89      $5.35       $27.97      $4.88       35%     10%
 II-B           38.97       5.10        29.33       4.69       33%      9%
 II-C           38.92       5.05        29.48       4.54       32%     11%
 II-D           38.36       5.08        28.65       4.45       34%     14%
 II-E           37.88       5.13        29.32       4.68       29%     10%
 II-F           36.43       4.78        28.40       4.37       28%      9%
 II-G           36.43       4.80        28.40       4.38       28%     10%
 II-H           36.44       4.82        28.40       4.38       28%     10%

                              Production Volumes
-----------------------------------------------------------------------------
P/ship              2004                      2003               % Change
------       ------------------        ------------------      --------------
               Oil        Gas            Oil        Gas          Oil     Gas
             (Bbls)      (Mcf)         (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------     -------        ------     -------      ------   -----

 II-A        65,565     646,674        74,313     717,179       (12%)   (10%)
 II-B        42,473     535,070        43,725     548,582       ( 3%)   ( 2%)
 II-C        15,365     301,090        15,806     315,371       ( 3%)   ( 5%)
 II-D        25,312     674,131        23,482     724,786         8%    ( 7%)
 II-E        18,135     409,863        19,131     467,472       ( 5%)   (12%)
 II-F        26,083     402,717        24,828     442,255         5%    ( 9%)
 II-G        54,665     859,114        52,045     941,870         5%    ( 9%)
 II-H        12,688     206,905        12,082     226,604         5%    ( 9%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2004     2003     % Change
                    ------    -----    -----     --------

                     II-A     $8.88    $7.26        22%
                     II-B      8.66     7.39        17%
                     II-C      7.99     7.09        13%
                     II-D      8.48     7.46        14%
                     II-E      7.91     6.85        15%
                     II-F      6.53     5.82        12%
                     II-G      6.57     5.84        13%
                     II-H      6.67     5.92        13%

                              2003 Compared to 2002
                              ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                2003                    2002             % Change
------         ------------------      ------------------      ------------
                 Oil        Gas          Oil        Gas
               ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil      Gas
               -------    -------      -------    -------      ---      ---

 II-A          $27.97      $4.88       $23.42      $2.78       19%      76%
 II-B           29.33       4.69        24.21       2.72       21%      72%
 II-C           29.48       4.54        24.59       2.71       20%      68%
 II-D           28.65       4.45        23.24       2.67       23%      67%
 II-E           29.32       4.68        24.19       2.84       21%      65%
 II-F           28.40       4.37        23.78       2.74       19%      59%
 II-G           28.40       4.38        23.77       2.74       19%      60%
 II-H           28.40       4.38        23.77       2.75       19%      59%

                              Production Volumes
-----------------------------------------------------------------------------
P/ship              2003                      2002               % Change
------       -------------------       ------------------      --------------
               Oil         Gas           Oil        Gas          Oil     Gas
             (Bbls)       (Mcf)        (Bbls)      (Mcf)       (Bbls)   (Mcf)
             ------      -------       ------     -------      ------   -----

 II-A        74,313      717,179       64,016     821,485        16%    (13%)
 II-B        43,725      548,582       40,616     598,159         8%    ( 8%)
 II-C        15,806      315,371       14,351     343,662        10%    ( 8%)
 II-D        23,482      724,786       31,350     795,913       (25%)   ( 9%)
 II-E        19,131      467,472       23,426     488,328       (18%)   ( 4%)
 II-F        24,828      442,255       27,894     451,358       (11%)   ( 2%)
 II-G        52,045      941,870       58,467     959,663       (11%)   ( 2%)
 II-H        12,082      226,604       13,577     229,923       (11%)   ( 1%)


                           Average Production Costs
                         per Equivalent Barrel of Oil
                    -------------------------------------
                    P/ship     2003     2002     % Change
                    ------    -----    -----     --------

                     II-A     $7.26    $7.55       ( 4%)
                     II-B      7.39     7.28         2%
                     II-C      7.09     6.03        18%
                     II-D      7.46     5.40        38%
                     II-E      6.85     5.04        36%
                     II-F      5.82     4.09        42%
                     II-G      5.84     4.12        42%
                     II-H      5.92     4.19        41%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production generally are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2004 production levels for future years, the Partnerships proved reserve quantities at December 31, 2004 would have the following remaining lives:

                  Partnership       Gas-Years        Oil-Years
                  -----------       ---------        ---------

                     II-A               9.7              9.8
                     II-B               9.0             10.9
                     II-C              11.5             10.8
                     II-D              13.5              7.4
                     II-E              12.2              9.9
                     II-F               9.2             13.1
                     II-G               9.3             13.1
                     II-H               9.3             13.2

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2004 may cause an increase or decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2011 (seven years from December 31, 2004).

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2004, 2003, and 2002 the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas development activities, primarily well recompletions and developmental drilling:

      Partnership         2004           2003              2002
      -----------       --------       --------          --------

          II-A          $ 93,122       $102,903          $137,449
          II-B            53,458         24,971            14,939
          II-C            11,074         24,478             9,993
          II-D            16,239        153,431           116,640
          II-E            30,342         24,348           198,005
          II-F            79,459         41,415            93,456
          II-G           174,306         93,448           197,745
          II-H            43,819         24,574            46,750

While these expenditures reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2004, 2003, and 2002. The sales of the Partnerships' properties were made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sales of such properties were distributed to the Partnerships and included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2004, 2003, and 2002, were as follows:

         Partnership     2004            2003               2002
         -----------    -------        --------          ----------

            II-A        $26,393        $  8,732          $  348,092
            II-B         32,405           1,968              32,406
            II-C         13,888             739             122,540
            II-D           -              8,060           1,266,240
            II-E          8,569          22,535              22,188
            II-F         22,941          60,479              55,052
            II-G         48,031         127,575             115,148
            II-H         11,149          29,981              26,642

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the number of and value of properties considered for sale may increase. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production through acquisitions of producing properties and extensive drilling.

      The General Partner expects general and administrative expenses to increase substantially during 2005 and 2006 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2006.

      The Partnerships would have terminated on December 31, 2001 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type which are required by the SEC to be disclosed in this Annual Report under this heading.


      Critical Accounting Policies

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the

Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of all oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets included in Item 8 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rates used in calculating the Deferred Charge and Accrued Liability are the annual average production cost per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling similar liabilities. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                       Increase
                  Increase in       (Decrease) in
                  Capitalized       Net Income for
                  Cost of Oil       the Change in            Asset
                    and Gas           Accounting          Retirement
Partnership        Properties          Principle          Obligation
-----------       ------------      --------------        ----------

   II-A             $292,000         $ 6,000               $286,000
   II-B              212,000           4,000                208,000
   II-C               68,000             100                 68,000
   II-D              181,000        (  2,000)               183,000
   II-E               98,000           3,000                 95,000
   II-F              101,000           5,000                 96,000
   II-G              218,000          10,000                208,000
   II-H               54,000           3,000                 51,000

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $28,000, $8,000, $3,000, $10,000, $6,000,
$5,000, $11,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2004. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2004 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name            Age      Position with General Partner
      ----------------      ---     --------------------------------

      Dennis R. Neill       53      President and Director

      Judy K. Fox           54      Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum

Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2004 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner serves as the audit committee. The board of directors of the General Partner consists of one person who is not an audit committee financial expert, as defined in the SEC regulations.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West 2nd Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership during 2004, 2003, and 2002, is set forth in the table below. Although the actual costs incurred by the General

Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership        2004         2003          2002
            -----------      --------     --------      --------

               II-A          $509,772     $509,772      $509,772
               II-B           380,760      380,760       380,760
               II-C           162,756      162,756       162,756
               II-D           331,452      331,452       331,452
               II-E           240,864      240,864       240,864
               II-F           180,420      180,420       180,420
               II-G           391,776      391,776       391,776
               II-H            96,540       96,540        96,540

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2004, 2003, and 2002:



                                                 Salary Reimbursements

                                                    II-A Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                        Long Term Compensation
                                                                  ---------------------------------
                                      Annual Compensation                  Awards           Payouts
                                -----------------------------     -----------------------   -------
                                                                                  Securi-
                                                       Other                       ties                   All
     Name                                              Annual     Restricted      Under-                 Other
      and                                             Compen-       Stock         lying       LTIP      Compen-
   Principal                     Salary    Bonus      sation       Award(s)      Options/    Payouts    sation
   Position             Year      ($)       ($)         ($)          ($)          SARs(#)      ($)        ($)
----------------        ----    --------   -----      -------     ----------     --------    -------    -------
Dennis R. Neill,
President(1)            2002       -         -           -            -             -           -          -
                        2003       -         -           -            -             -           -          -
                        2004       -         -           -            -             -           -          -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $272,218     -           -            -             -           -          -
                        2003    $276,689     -           -            -             -           -          -
                        2004    $296,458     -           -            -             -           -          -

----------
(1)   The general and  administrative  expenses paid by the II-A Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-A  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-A  Partnership  equals or exceeds
      $100,000 per annum.


                                                  Salary Reimbursements

                                                    II-B Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                            Long Term Compensation
                                                                     ------------------------------------
                                       Annual Compensation                    Awards              Payouts
                                 -------------------------------     -------------------------    -------
                                                                                     Securi-
                                                          Other                       ties                      All
     Name                                                 Annual     Restricted      Under-                    Other
      and                                                Compen-       Stock         lying         LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/      Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)        ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------      -------     -------
Dennis R. Neill,
President(1)            2002        -           -           -            -             -             -           -
                        2003        -           -           -            -             -             -           -
                        2004        -           -           -            -             -             -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $203,326       -           -            -             -             -           -
                        2003     $206,665       -           -            -             -             -           -
                        2004     $221,431       -           -            -             -             -           -

----------
(1)   The general and  administrative  expenses paid by the II-B Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-B  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-B  Partnership  equals or exceeds
      $100,000 per annum.





                                                  Salary Reimbursements

                                                    II-C Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                            Long Term Compensation
                                                                    -----------------------------------
                                           Annual Compensation         Awards                  Payouts
                                 --------------------------------   -----------------------    -------
                                                                                    Securi-
                                                          Other                      ties                     All
     Name                                                 Annual    Restricted      Under-                   Other
      and                                                Compen-      Stock         lying        LTIP       Compen-
   Principal                      Salary      Bonus      sation      Award(s)      Options/     Payouts     sation
   Position             Year       ($)         ($)         ($)         ($)          SARs(#)       ($)         ($)
----------------        ----     --------     -----      -------    ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2002        -           -           -           -              -           -           -
                        2003        -           -           -           -              -           -           -
                        2004        -           -           -           -              -           -           -


All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $86,912        -           -           -              -           -           -
                        2003     $88,339        -           -           -              -           -           -
                        2004     $94,651        -           -           -              -           -           -
----------
(1)   The general and  administrative  expenses paid by the II-C Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-C  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-C  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-D Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                         Long Term Compensation
                                                                    ----------------------------------
                                        Annual Compensation                 Awards             Payouts
                                 -------------------------------    ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2002        -           -           -             -             -          -           -
                        2003        -           -           -             -             -          -           -
                        2004        -           -           -             -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $176,995       -           -             -             -          -           -
                        2003     $179,902       -           -             -             -          -           -
                        2004     $192,756       -           -             -             -          -           -

----------
(1)   The general and  administrative  expenses paid by the II-D Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-D  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-D  Partnership  equals or exceeds
      $100,000 per annum.



                                                  Salary Reimbursements

                                                    II-E Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                           Long Term Compensation
                                                                    ----------------------------------
                                        Annual Compensation                   Awards           Payouts
                                 ------------------------------     ------------------------   -------
                                                                                    Securi-
                                                         Other                       ties                     All
     Name                                                Annual     Restricted      Under-                   Other
      and                                               Compen-       Stock         lying        LTIP       Compen-
   Principal                      Salary     Bonus      sation       Award(s)      Options/     Payouts     sation
   Position             Year       ($)        ($)         ($)          ($)          SARs(#)       ($)         ($)
----------------        ----     --------    -----      -------     ----------     --------     -------     -------
Dennis R. Neill,
President(1)            2002        -          -          -             -              -           -           -
                        2003        -          -          -             -              -           -           -
                        2004        -          -          -             -              -           -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $128,621      -          -             -              -           -           -
                        2003     $130,734      -          -             -              -           -           -
                        2004     $140,074      -          -             -              -           -           -

----------
(1)   The general and  administrative  expenses paid by the II-E Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-E  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-E  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements

                                                    II-F Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                           Long Term Compensation
                                                                     ----------------------------------
                                        Annual Compensation                      Awards         Payouts
                                 -------------------------------     ------------------------   -------
                                                                                     Securi-
                                                          Other                       ties                    All
     Name                                                 Annual     Restricted      Under-                  Other
      and                                                Compen-       Stock         lying       LTIP       Compen-
   Principal                      Salary      Bonus      sation       Award(s)      Options/    Payouts     sation
   Position             Year       ($)         ($)         ($)          ($)          SARs(#)      ($)         ($)
----------------        ----     --------     -----      -------     ----------     --------    -------     -------
Dennis R. Neill,
President(1)            2002        -           -          -              -             -          -           -
                        2003        -           -          -              -             -          -           -
                        2004        -           -          -              -             -          -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002     $ 96,344       -          -              -             -          -           -
                        2003     $ 97,927       -          -              -             -          -           -
                        2004     $104,923       -          -              -             -          -           -
----------
(1)   The general and  administrative  expenses paid by the II-F Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-F  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-F  Partnership  equals or exceeds
      $100,000 per annum.





                                                  Salary Reimbursements

                                                    II-G Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                         Long Term Compensation
                                                                  -------------------------------------
                                      Annual Compensation                  Awards              Payouts
                                -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                       Other                      ties                        All
     Name                                              Annual     Restricted     Under-                      Other
      and                                             Compen-       Stock        lying           LTIP       Compen-
   Principal                     Salary     Bonus     sation       Award(s)     Options/        Payouts     sation
   Position             Year      ($)        ($)        ($)          ($)         SARs(#)          ($)         ($)
----------------        ----    --------    -----     -------     ----------    --------        -------     -------
Dennis R. Neill,
President(1)            2002       -          -          -             -            -              -           -
                        2003       -          -          -             -            -              -           -
                        2004       -          -          -             -            -              -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $209,208      -          -             -            -              -           -
                        2003    $212,644      -          -             -            -              -           -
                        2004    $227,837      -          -             -            -              -           -

----------
(1)   The general and  administrative  expenses paid by the II-G Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-G  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-G  Partnership  equals or exceeds
      $100,000 per annum.




                                                  Salary Reimbursements
                                                    II-H Partnership
                                                    ----------------
                                           Three Years Ended December 31, 2004

                                                                         Long Term Compensation
                                                                  ------------------------------------
                                   Annual Compensation                      Awards             Payouts
                                -------------------------------   -------------------------    -------
                                                                                   Securi-
                                                         Other                      ties                      All
     Name                                                Annual   Restricted       Under-                    Other
      and                                               Compen-     Stock          lying         LTIP       Compen-
   Principal                     Salary      Bonus      sation     Award(s)       Options/      Payouts     sation
   Position             Year      ($)         ($)         ($)        ($)           SARs(#)        ($)         ($)
----------------        ----    --------     -----      -------   ----------      --------      -------     -------
Dennis R. Neill,
President(1)            2002       -           -           -          -               -            -           -
                        2003       -           -           -          -               -            -           -
                        2004       -           -           -          -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(2)           2002    $51,552        -           -          -               -            -           -
                        2003    $52,399        -           -          -               -            -           -
                        2004    $56,143        -           -          -               -            -           -

----------
(1)   The general and  administrative  expenses paid by the II-H Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the II-H  Partnership  and no  individual's  salary  or other compensation  reimbursement  from the II-H  Partnership  equals or exceeds
      $100,000 per annum.


      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates is impossible to quantify as of the date of this Annual Report.

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                       Number of Units
                                                         Beneficially
                                                        Owned (Percent
          Beneficial Owner                             of Outstanding)
------------------------------------                  -----------------

II-A Partnership:
----------------
   Samson Resources Company                            146,454    (30.2%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  146,454    (30.2%)

II-B Partnership:
----------------
   Samson Resources Company                            101,232    (28.0%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                  101,232    (28.0%)


II-C Partnership:
----------------
   Samson Resources Company                             53,195    (34.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   53,195    (34.4%)


II-D Partnership:
----------------
   Samson Resources Company                             94,643    (30.1%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   94,643    (30.1%)


II-E Partnership:
----------------
   Samson Resources Company                             74,088    (32.4%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   74,088    (32.4%)


II-F Partnership:
----------------
   Samson Resources Company                             47,209    (27.5%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   47,209    (27.5%)

II-G Partnership:
----------------
   Samson Resources Company                             80,457    (21.6%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   80,457    (21.6%)


II-H Partnership:
----------------
   Samson Resources Company                             28,378    (30.9%)

   All affiliates, directors,
      and officers of the General
      Partner as a group and
      the General Partner (4 persons)                   28,378    (30.9%)


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

      In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnership who provide services to the Partnership have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2004 and 2003, each Partnership incurred the following audit fees:

                                          2004          2003
                                         -------      -------
      Year-end audit per
            engagement letter            $21,560      $19,250
      1st quarter 10-Q review                825          750
      2nd quarter 10-Q review                825          750
      3rd quarter 10-Q review                825          750


      Audit-Related Fees

      During 2004 and 2003 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2004 and 2003 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2004 and 2003 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees paid by Affiliates

      The Partnerships' accountants received compensation from other limited partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.



                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules, and Exhibits.

      (1) Financial Statements: The following financial statements for the

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

            as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
              Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

      (2)   Financial Statement Schedules:

            None.

      (3)   Exhibits:

 Exh.
 No.    Exhibit
 ---    -------

 4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.3 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.6 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.7 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership filed as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.11 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.12 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.13 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.14 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.15 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.16 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.16 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.17 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.21 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.22    First  Amendment  to  Amended  and  Restated   Certificate  of  Limited
         Partnership and First Amendment to Agreement and

         Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.23 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.24 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.25 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.26 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.26 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.27 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.31 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.32 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.33 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.36 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.37 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.38 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.39 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.40 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.41 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.42 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.43 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.44 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.45 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.46 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.47 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.47 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.48 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.49 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.50 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.51 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.51 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.52 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.53 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.54 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.55 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.56 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.57 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.58 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.59 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.59 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.60 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited

         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.61 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.62 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.62 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.63 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.64 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.65 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.66 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.67 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.68 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.69 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.70 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference..

 4.71 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.72 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.73 Fourth Amendment to Certificate of Limited Partnership dated November 14, 2003, for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.73 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.74 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.75 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.76 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.77 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.78 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.79 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.80 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.81 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.81 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 4.82 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.83 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 4.84 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.84 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A, filed as Exhibit 10.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A, filed as Exhibit 10.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A, filed as Exhibit 10.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A, filed as Exhibit 10.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A filed as Exhibit 10.5 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.6 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.7 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.8 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as

         Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.9 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.10 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B filed as Exhibit 10.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.11 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.12 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.13 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.14 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.15 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C filed as Exhibit 10.15 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.16 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.17 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.18 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.19 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.20 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D filed as Exhibit 10.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.21 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E, filed as Exhibit 10.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.22 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E, filed as Exhibit 10.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.23 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E, filed as Exhibit 10.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.24 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E, filed as Exhibit 10.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.25 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E filed as Exhibit 10.25 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.26 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to

         Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.27 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.28 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.29 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.30 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.31 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.32 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.33 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.34 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G filed as Exhibit 10.35 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

 10.36 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.37 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.38 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.39 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

 10.40 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H filed as Exhibit 10.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*32.5 Certification pursuant` to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.


         All other Exhibits are omitted as inapplicable.

         ----------

         *Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

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

                                By:   GEODYNE RESOURCES, INC.
                                      General Partner

                                      March 30, 2005


                                By:   //s// Dennis R. Neill
                                      ------------------------------
                                         Dennis R. Neill
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the registrant's general partner, Geodyne Resources, Inc.) on the dates indicated.

By:   //s//Dennis R. Neill       President and            March 30, 2005
      -------------------        Director (Principal
         Dennis R. Neill         Executive Officer)


      //s//Craig D. Loseke       Chief Accounting         March 30, 2005
      -------------------        Officer (Principal
         Craig D. Loseke         Accounting and
                                 Financial Officer)

      //s//Judy K. Fox
      -------------------        Secretary                March 30, 2005
         Judy K. Fox

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
GEODYNE PRODUCTION PARTNERSHIP II-A


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-A, an Oklahoma limited partnership, and Geodyne Production Partnership II-A, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                   2004            2003
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,557,473      $1,428,609
   Accounts receivable:
      Oil and gas sales                          1,004,704         761,616
                                                 ---------       ---------
      Total current assets                      $2,562,177      $2,190,225

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,226,122       2,232,731

DEFERRED CHARGE                                    625,308         650,100
                                                 ---------       ---------
                                                $5,413,607      $5,073,056
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  273,971      $  264,588
   Accrued liability - other (Note 1)               26,672          26,672
   Gas imbalance payable                           108,636          91,463
   Asset retirement obligation -
      current (Note 1)                              34,994           9,874
                                                 ---------       ---------
      Total current liabilities                 $  444,273      $  392,597

LONG-TERM LIABILITIES:
   Accrued liability                            $  179,306      $  207,595
   Asset retirement obligation (Note 1)            358,676         268,040
                                                 ---------      ----------
      Total long-term liabilities               $  537,982      $  475,635

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  201,586)    ($  232,071)
   Limited Partners, issued and
      outstanding, 484,283 Units                 4,632,938       4,436,895
                                                 ---------       ---------
      Total Partners' capital                   $4,431,352      $4,204,824
                                                 ---------       ---------
                                                $5,413,607      $5,073,056
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                       Combined Statements of Operations
             For the Years Ended December 31, 2004, 2003, and 2002

                                      2004          2003          2002
                                   ----------    ----------    ----------
REVENUES:
   Oil and gas sales               $5,941,698    $5,580,423    $3,781,863
   Interest income                     10,049         7,152         5,181
   Gain on sale of oil and
      gas properties                   27,282         9,595       193,272
   Other income                           328          -             -
                                    ---------     ---------     ---------
                                   $5,979,357    $5,597,170    $3,980,316

COSTS AND EXPENSES:
   Lease operating                 $1,213,209    $1,091,063    $1,302,070
   Production tax                     326,791       316,696       214,538
   Depreciation, depletion,
      and amortization of oil
      and gas properties              216,390       211,157       261,452
   General and
      administrative                  556,269       561,271       557,151
                                    ---------     ---------     ---------
                                   $2,312,659    $2,180,187    $2,335,211
                                    ---------     ---------     ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $3,666,698    $3,416,983    $1,645,105

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)               -            5,849          -
                                    ---------     ---------     ---------
NET INCOME                         $3,666,698    $3,422,832    $1,645,105
                                    =========     =========     =========

GENERAL PARTNER -
   NET INCOME                      $  382,655    $  360,046    $  187,523
                                    =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                      $3,284,043    $3,062,786    $1,457,582
                                    =========     =========     =========

NET INCOME per Unit                $     6.78    $     6.32    $     3.01
                                    =========     =========     =========

UNITS OUTSTANDING                     484,283       484,283       484,283
                                    =========     =========     =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002

                                Limited          General
                               Partners          Partner          Total
                             ------------      ----------     ------------

Balance, Dec. 31, 2001        $3,559,527       ($285,152)      $3,274,375
   Net income                  1,457,582         187,523        1,645,105
   Cash distributions        ( 1,206,000)      ( 144,155)     ( 1,350,155)
                               ---------         -------        ---------

Balance, Dec. 31, 2002        $3,811,109       ($241,784)      $3,569,325
   Net income                  3,062,786         360,046        3,422,832
   Cash distributions        ( 2,437,000)      ( 350,333)     ( 2,787,333)
                               ---------         -------        ---------

Balance, Dec. 31, 2003        $4,436,895       ($232,071)      $4,204,824
   Net income                  3,284,043         382,655        3,666,698
   Cash distributions        ( 3,088,000)      ( 352,170)     ( 3,440,170)
                               ---------         -------        ---------

Balance, Dec. 31, 2004        $4,632,938       ($201,586)      $4,431,352
                               =========         =======        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-A
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                       2004              2003           2002
                                   ------------      ------------    -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $3,666,698       $3,422,832      $1,645,105
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -         (     5,849)           -
      Depreciation, depletion,
         and amortization of oil
         and gas properties            216,390          211,157         261,452
      Gain on sale of oil and
         gas properties            (    27,282)     (     9,595)        193,272)
      Settlement of asset
         retirement obligation     (        14)            -               -
      Increase in accounts
         receivable-oil and
         gas sales                 (   243,088)     (   103,117)        262,242)
      Decrease in deferred
         charge                         24,792            6,189          39,334
      Increase in accounts
         payable                        24,563            7,993         102,867
      Decrease in accrued
         liability - other                -                -             47,128)
      Increase (decrease) in
         gas imbalance payable          17,173      (     3,805)          1,031)
      Decrease in accrued
         liability                 (    28,289)     (     9,727)         26,005)
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $3,650,943       $3,516,078      $1,519,080
                                     ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   81,909)     ($  102,903)     $  137,449)
   Proceeds from sale of
      oil and gas properties              -               8,732         348,092
                                     ---------        ---------       ---------
   Net cash provided (used)
      by investing activities      ($   81,909)     ($   94,171)     $  210,643
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($3,440,170)     ($2,787,333)     $1,350,155)
                                     ---------        ---------       ---------
   Net cash used by financing
      activities                   ($3,440,170)     ($2,787,333)     $1,350,155)
                                     ---------        ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $  128,864       $  634,574      $  379,568

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,428,609          794,035         414,467
                                     ---------        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,557,473       $1,428,609      $  794,035
                                     =========        =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
GEODYNE PRODUCTION PARTNERSHIP II-B


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-B, an Oklahoma limited partnership, and Geodyne Production Partnership II-B, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                   2004            2003
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,079,057      $  933,790
   Accounts receivable:
      Oil and gas sales                            750,466         546,637
                                                 ---------       ---------
      Total current assets                      $1,829,523      $1,480,427

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,590,243       1,683,184

DEFERRED CHARGE                                    252,768         238,135
                                                 ---------       ---------
                                                $3,672,534      $3,401,746
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  202,172      $  154,705
   Gas imbalance payable                            39,527          47,276
   Asset retirement obligation -
      current (Note 1)                              17,122          13,046
                                                 ---------       ---------
      Total current liabilities                 $  258,821      $  215,027

LONG-TERM LIABILITIES:
   Accrued liability                            $   42,599      $   48,773
   Asset retirement obligation (Note 1)            193,076         189,095
                                                 ---------       ---------
      Total long-term liabilities               $  235,675      $  237,868

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  232,828)    ($  254,807)
   Limited Partners, issued and
      outstanding, 361,719 Units                 3,410,866       3,203,658
                                                 ---------       ---------
      Total Partners' capital                   $3,178,038      $2,948,851
                                                 ---------       ---------
                                                $3,672,534      $3,401,746
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                       Combined Statements of Operations
             For the Years Ended December 31, 2004, 2003, and 2002

                                      2004           2003          2002
                                   ----------     ----------    ----------
REVENUES:
   Oil and gas sales               $4,385,735    $3,857,240     $2,612,932
   Interest income                      6,980         4,467          2,609
   Gain on sale of oil
      and gas properties               32,405         2,469         20,525
   Other income                         1,353          -              -
                                    ---------     ---------      ---------
                                   $4,426,473    $3,864,176     $2,636,066

COSTS AND EXPENSES:
   Lease operating                 $  886,104    $  760,713     $  877,252
   Production tax                     254,136       237,599        144,712
   Depreciation, depletion,
      and amortization of oil
      and gas properties              154,459       154,363        218,988
   General and
      administrative                  421,360       424,644        421,068
                                    ---------     ---------      ---------
                                   $1,716,059    $1,577,319     $1,662,020
                                    ---------     ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $2,710,414    $2,286,857     $  974,046

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)               -            4,347           -
                                    ---------     ---------      ---------

NET INCOME                         $2,710,414    $2,291,204     $  974,046
                                    =========     =========      =========
GENERAL PARTNER -
   NET INCOME                      $  281,206    $  242,175     $  116,853
                                    =========     =========      =========
LIMITED PARTNERS -
   NET INCOME                      $2,429,208    $2,049,029     $  857,193
                                    =========     =========      =========
NET INCOME per Unit                $     6.72    $     5.66     $     2.37
                                    =========     =========      =========
UNITS OUTSTANDING                     361,719       361,719        361,719
                                    =========     =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                 Limited          General
                                 Partners         Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 2001          $2,701,436      ($302,054)     $2,399,382
   Net income                      857,193        116,853         974,046
   Cash distributions          (   732,000)     (  79,585)    (   811,585)
                                 ---------        -------       ---------

Balance, Dec. 31, 2002          $2,826,629      ($264,786)     $2,561,843
   Net income                    2,049,029        242,175       2,291,204
   Cash distributions          ( 1,672,000)     ( 232,196)    ( 1,904,196)
                                 ---------        -------       ---------

Balance, Dec. 31, 2003          $3,203,658      ($254,807)     $2,948,851
   Net income                    2,429,208        281,206       2,710,414
   Cash distributions          ( 2,222,000)     ( 259,227)    ( 2,481,227)
                                 ---------        -------       ---------

Balance, Dec. 31, 2004          $3,410,866      ($232,828)     $3,178,038
                                 =========        =======       =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-B
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003, and 2002

                                          2004           2003           2002
                                      ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $2,710,414     $2,291,204     $  974,046
   Adjustments to reconcile
      net income to net
      cash provided by
      operating activities:
      Cumulative effect of
         change in accounting
         for asset retirement
         obligations (Note 1)                -       (     4,347)          -
      Depreciation, depletion,
         and amortization of oil
         and gas properties               154,459        154,363        218,988
      Gain on sale of
         oil and gas properties       (    32,405)   (     2,469)   (    20,525)
      Settlement of asset
         retirement obligation        (         3)          -              -
      Increase in accounts
         receivable                   (   203,829)   (    65,635)   (   157,886)
      (Increase) decrease in
         deferred charge              (    14,633)         7,376    (    30,757)
      Increase in accounts
         payable                           68,305          6,715         21,328
      Decrease in gas
         imbalance payable            (     7,749)   (       376)   (       408)
      Increase (decrease) in
         accrued liability            (     6,174)   (     3,909)         5,246
                                        ---------      ---------      ---------
   Net cash provided by
      operating activities             $2,668,385     $2,382,922     $1,010,032
                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($   41,891)   ($   24,971)   ($   14,939)
   Proceeds from sale of
      oil and gas properties                 -             1,968         32,406
                                        ---------      ---------      ---------
   Net cash provided (used) by
      investing activities            ($   41,891)   ($   23,003)    $   17,467
                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($2,481,227)   ($1,904,196)   ($  811,585)
                                        ---------      ---------      ---------

   Net cash used by financing
      activities                      ($2,481,227)   ($1,904,196)   ($  811,585)
                                        ---------      ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                $  145,267     $  455,723     $  215,914

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 933,790        478,067        262,153
                                        ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $1,079,057     $  933,790     $  478,067
                                        =========      =========      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
GEODYNE PRODUCTION PARTNERSHIP II-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-C, an Oklahoma limited partnership, and Geodyne Production Partnership II-C, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                   2004            2003
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  506,061      $  467,560
   Accounts receivable:
      Oil and gas sales                            365,499         267,786
                                                 ---------       ---------
      Total current assets                      $  871,560      $  735,346

NET OIL AND GAS PROPERTIES,
   utilizing the successful efforts
   method                                          729,670         786,821

DEFERRED CHARGE                                    121,531         123,244
                                                 ---------       ---------
                                                $1,722,761      $1,645,411
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   77,395      $   69,889
   Gas imbalance payable                            22,040          25,952
   Asset retirement obligation -
      current (Note 1)                              10,892           8,575
                                                 ---------       ---------
      Total current liabilities                 $  110,327      $  104,416

LONG-TERM LIABILITIES:
   Accrued liability                            $   34,323      $   35,434
   Asset retirement obligation (Note 1)             62,682          62,598
                                                 ---------       ---------
      Total long-term liabilities               $   97,005      $   98,032

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   96,672)    ($  106,418)
   Limited Partners, issued and
      outstanding, 154,621 Units                 1,612,101       1,549,381
                                                 ---------       ---------
      Total Partners' capital                   $1,515,429      $1,442,963
                                                 ---------       ---------
                                                $1,722,761      $1,645,411
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                            2004          2003          2002
                                         ----------    ----------    ----------
REVENUES:
   Oil and gas sales                     $2,119,207    $1,898,285    $1,284,421
   Interest income                            3,246         2,153         1,447
   Gain on sale of oil
      and gas properties                     13,888           768       120,063
   Other income                                 201          -             -
                                          ---------     ---------     ---------
                                         $2,136,542    $1,901,206    $1,405,931

COSTS AND EXPENSES:
   Lease operating                       $  386,170    $  356,027    $  352,902
   Production tax                           137,840       128,606        79,166
   Depreciation, depletion,
      and amortization of oil
      and gas properties                     70,771        83,672        89,534
   General and administrative               193,431       193,823       191,168
                                          ---------     ---------     ---------
                                         $  788,212    $  762,128    $  712,770
                                          ---------     ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                  $1,348,330    $1,139,078    $  693,161

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                                 -               74          -
                                          ---------     ---------     ---------

NET INCOME                               $1,348,330    $1,139,152    $  693,161
                                          =========     =========     =========

GENERAL PARTNER -
   NET INCOME                            $  139,610    $  121,224    $   77,229
                                          =========     =========     =========

LIMITED PARTNERS -
   NET INCOME                            $1,208,720    $1,017,928    $  615,932
                                          =========     =========     =========

NET INCOME per Unit                      $     7.82    $     6.58    $     3.98
                                          =========     =========     =========

UNITS OUTSTANDING                           154,621       154,621       154,621
                                          =========     =========     =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002

                                  Limited        General
                                  Partners       Partner           Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2001           $1,258,521     ($130,178)      $1,128,343
   Net income                       615,932        77,229          693,161
   Cash distributions           (   504,000)    (  45,882)     (   549,882)
                                  ---------       -------        ---------

Balance, Dec. 31, 2002           $1,370,453     ($ 98,831)      $1,271,622
   Net income                     1,017,928       121,224        1,139,152
   Cash distributions           (   839,000)    ( 128,811)     (   967,811)
                                  ---------       -------        ---------

Balance, Dec. 31, 2003           $1,549,381     ($106,418)      $1,442,963
   Net income                     1,208,720       139,610        1,348,330
   Cash distributions           ( 1,146,000)    ( 129,864)     ( 1,275,864)
                                  ---------       -------        ---------

Balance, Dec. 31, 2004           $1,612,101     ($ 96,672)      $1,515,429
                                  =========       =======        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-C
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                           2004           2003           2002
                                       ------------   ------------    ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $1,348,330     $1,139,152      $693,161
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                             -       (        74)         -
      Depreciation, depletion,
         and amortization of oil
         and gas properties                 70,771         83,672        89,534
      Gain on sale of oil
         and gas properties            (    13,888)   (       768)    ( 120,063)
      Settlement of asset
         retirement obligation         (       145)   (        91)         -
      Increase in accounts
         receivable - oil
         and gas sales                 (    97,713)   (    31,445)    (  98,389)
      (Increase) decrease in
         deferred charge                     1,713          6,833     (   1,250)
      Increase in
         accounts payable                   17,570          6,177        12,762
      Decrease in gas
         imbalance payable             (     3,912)   (       732)    (   3,192)
      Increase (decrease) in
         accrued liability             (     1,111)         5,619           338
                                         ---------      ---------       -------
   Net cash provided by
      operating activities              $1,321,615     $1,208,343      $572,901
                                         ---------      ---------       -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($    7,250)   ($   24,478)    ($  9,993)
   Proceeds from sale of
      oil and gas properties                  -               739       122,540
                                         ---------      ---------       -------
   Net cash provided (used)
      by investing activities          ($    7,250)   ($   23,739)     $112,547
                                         ---------      ---------       -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($1,275,864)   ($  967,811)    ($549,882)
                                         ---------      ---------       -------
   Net cash used by financing
      activities                       ($1,275,864)   ($  967,811)    ($549,882)
                                         ---------      ---------       -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                 $   38,501     $  216,793      $135,566

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  467,560        250,767       115,201
                                         ---------      ---------       -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  506,061     $  467,560      $250,767
                                         =========      =========       =======


                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
GEODYNE PRODUCTION PARTNERSHIP II-D


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-D, an Oklahoma limited partnership, and Geodyne Production Partnership II-D, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                   2004            2003
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  967,251      $  908,655
   Accounts receivable:
      Oil and gas sales                            754,092         559,179
                                                 ---------       ---------
      Total current assets                      $1,721,343      $1,467,834

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,385,376       1,539,915

DEFERRED CHARGE                                    345,329         352,392
                                                 ---------       ---------
                                                $3,452,048      $3,360,141
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  157,313      $  167,028
   Gas imbalance payable                            22,596          43,698
   Asset retirement obligation -
      current (Note 1)                              25,732          17,137
                                                 ---------       ---------
      Total current liabilities                 $  205,641      $  227,863

LONG-TERM LIABILITIES:
   Accrued liability                            $  109,349      $   98,630
   Asset retirement obligation (Note 1)            161,328         168,853
                                                 ---------       ---------
      Total long-term liabilities               $  270,677      $  267,483

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  174,338)    ($  190,287)
   Limited Partners, issued and
      outstanding, 314,878 Units                 3,150,068       3,055,082
                                                 ---------       ---------
      Total Partners' capital                   $2,975,730      $2,864,795
                                                 ---------       ---------
                                                $3,452,048      $3,360,141
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                        2004            2003             2002
                                     ----------     ------------      ----------
REVENUES:
   Oil and gas sales                 $4,396,651      $3,898,950       $2,856,941
   Interest income                        6,614           4,000            3,321
   Gain on sale of oil
      and gas properties                   -              8,060        1,256,405
                                      ---------       ---------        ---------
                                     $4,403,265      $3,911,010       $4,116,667

COSTS AND EXPENSES:
   Lease operating                   $  883,402      $  822,321       $  713,308
   Production tax                       283,524         253,430          172,939
   Depreciation, depletion,
      and amortization of oil
      and gas properties                173,296         281,034          185,671
   General and administrative           369,797         372,496          369,062
                                      ---------       ---------        ---------
                                     $1,710,019      $1,729,281       $1,440,980
                                      ---------       ---------        ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE              $2,693,246      $2,181,729       $2,675,687

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                             -        (     2,344)            -
                                      ---------       ---------        ---------

NET INCOME                           $2,693,246      $2,179,385       $2,675,687
                                      =========       =========        =========

GENERAL PARTNER -
   NET INCOME                        $  284,260      $  243,043       $  283,947
                                      =========       =========        =========

LIMITED PARTNERS -
   NET INCOME                        $2,408,986      $1,936,342       $2,391,740
                                      =========       =========        =========

NET INCOME per Unit                  $     7.65      $     6.15       $     7.60
                                      =========       =========        =========

UNITS OUTSTANDING                       314,878         314,878          314,878
                                      =========       =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002

                                Limited           General
                                Partners          Partner         Total
                              ------------      ----------     ------------

Balance, Dec. 31, 2001         $2,339,000       ($238,692)      $2,100,308
   Net income                   2,391,740         283,947        2,675,687
   Cash distributions         ( 2,035,000)      ( 121,299)     ( 2,156,299)
                                ---------         -------        ---------

Balance, Dec. 31, 2002         $2,695,740       ($ 76,044)      $2,619,696
   Net income                   1,936,342         243,043        2,179,385
   Cash distributions         ( 1,577,000)      ( 357,286)     ( 1,934,286)
                                ---------         -------        ---------

Balance, Dec. 31, 2003         $3,055,082       ($190,287)      $2,864,795
   Net income                   2,408,986         284,260        2,693,246
   Cash distributions         ( 2,314,000)      ( 268,311)     ( 2,582,311)
                                ---------         -------        ---------

Balance, Dec. 31, 2004         $3,150,068       ($174,338)      $2,975,730
                                =========         =======        =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                           2004           2003          2002
                                       ------------   ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $2,693,246     $2,179,385    $2,675,687
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                             -             2,344         -
      Depreciation, depletion,
         and amortization of oil
         and gas properties                173,296        281,034       185,671
      Gain on sale of oil
         and gas properties                   -       (     8,060)  ( 1,256,405)
      Settlement of asset
         retirement obligation         (     1,448)   (     1,044)         -
      Increase in accounts
         receivable - oil
         and gas sales                 (   194,913)   (    46,600)  (   196,669)
      Decrease in deferred
         charge                              7,063          6,307        11,713
      Increase (decrease) in
         accounts payable              (    10,632)        10,303        72,004
      Decrease in payable
         to General Partner                   -              -      (    65,905)
      Increase (decrease) in
         gas imbalance payable         (    21,102)         1,330   (    12,730)
      Increase (decrease) in
         accrued liability                  10,719          2,136   (    16,006)
                                         ---------      ---------     ---------
   Net cash provided by
     operating activities               $2,656,229     $2,427,135    $1,397,360
                                         ---------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($   15,322)   ($  153,431)  ($  116,640)
   Proceeds from sale of
      oil and gas properties                  -             8,060     1,266,240
                                         ---------      ---------     ---------
   Net cash provided (used)
      by investing activities          ($   15,322)   ($  145,371)   $1,149,600
                                         ---------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($2,582,311)   ($1,934,286)  ($2,156,299)
                                         ---------      ---------     ---------
   Net cash used by financing
      activities                       ($2,582,311)   ($1,934,286)  ($2,156,299)
                                         ---------      ---------     ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                 $   58,596     $  347,478    $  390,661

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  908,655        561,177       170,516
                                         ---------      ---------     ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  967,251     $  908,655    $  561,177
                                         =========      =========     =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
GEODYNE PRODUCTION PARTNERSHIP II-E


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-E, an Oklahoma limited partnership, and Geodyne Production Partnership II-E, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                   2004            2003
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  680,844      $  638,668
   Accounts receivable:
      Oil and gas sales                            453,868         363,426
                                                 ---------       ---------
      Total current assets                      $1,134,712      $1,002,094

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,246,328       1,412,445

DEFERRED CHARGE                                    208,295         207,890
                                                 ---------       ---------
                                                $2,589,335      $2,622,429
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  180,564      $   82,154
   Gas imbalance payable                            43,424          43,424
   Asset retirement obligation -
      current (Note 1)                              24,458           2,397
                                                 ---------       ---------
      Total current liabilities                 $  248,446      $  127,975

LONG-TERM LIABILITIES:
   Accrued liability                            $   10,668      $    8,153
   Asset retirement obligation(Note 1)              77,986          95,923
                                                 ---------       ---------
      Total long-term liabilities               $   88,654      $  104,076

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  132,096)    ($  129,173)
   Limited Partners, issued and
      outstanding, 228,821 Units                 2,384,331       2,519,551
                                                 ---------       ---------
      Total Partners' capital                   $2,252,235      $2,390,378
                                                 ---------       ---------
                                                $2,589,335      $2,622,429
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                       2004             2003            2002
                                    ----------       ----------      ----------

REVENUES:
   Oil and gas sales                $2,788,915       $2,747,176      $1,954,057
   Interest income                       4,783            3,318           2,159
   Gain on sale of oil
      and gas properties                 9,419           21,407          20,605
   Other income                          1,920             -               -
                                     ---------        ---------       ---------
                                    $2,805,037       $2,771,901      $1,976,821

COSTS AND EXPENSES:
   Lease operating                  $  494,357       $  470,669      $  381,344
   Production tax                      189,382          194,259         146,924
   Depreciation, depletion,
      and amortization of oil
      and gas properties               201,433          137,213         162,691
   General and administrative          276,031          278,935         278,094
                                     ---------        ---------       ---------
                                    $1,161,203       $1,081,076      $  969,053
                                     ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $1,643,834       $1,690,825      $1,007,768

   Cumulative effect of change in
      accounting for asset
      retirement obligations
      (Note 1)                            -               3,090           -
                                     ---------        ---------       ---------

NET INCOME                          $1,643,834       $1,693,915      $1,007,768
                                     =========        =========       =========

GENERAL PARTNER -
   NET INCOME                       $  181,054       $  181,131      $  115,203
                                     =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                       $1,462,780       $1,512,784      $  892,565
                                     =========        =========       =========

NET INCOME per Unit                 $     6.39       $     6.61      $     3.90
                                     =========        =========       =========

UNITS OUTSTANDING                      228,821          228,821         228,821
                                     =========        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002

                                Limited           General
                                Partners          Partner        Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2001         $2,021,202       ($162,380)     $1,858,822
   Net income                     892,565         115,203       1,007,768
   Cash distributions         (   533,000)      (  84,687)    (   617,687)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $2,380,767       ($131,864)     $2,248,903
   Net income                   1,512,784         181,131       1,693,915
   Cash distributions         ( 1,374,000)      ( 178,440)    ( 1,552,440)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $2,519,551       ($129,173)     $2,390,378
   Net income                   1,462,780         181,054       1,643,834
   Cash distributions         ( 1,598,000)      ( 183,977)    ( 1,781,977)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $2,384,331       ($132,096)     $2,252,235
                                =========         =======       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                         2004           2003            2002
                                     ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,643,834     $1,693,915      $1,007,768
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -       (     3,090)          -
      Depreciation, depletion,
         and amortization of oil
         and gas properties              201,433        137,213         162,691
      Gain on sale of oil
         and gas properties          (     9,419)   (    21,407)    (    20,605)
      Increase in accounts
         receivable - oil
         and gas sales               (    90,442)   (       439)    (   118,622)
      (Increase) decrease in
         deferred charge             (       405)         1,407     (     2,743)
      Increase (decrease) in
         accounts payable                 93,274    (     3,590)         29,742
      Decrease in payable
         to General Partner                 -              -        (   115,045)
      Increase (decrease) in
         gas imbalance payable              -       (        19)         15,408
      Increase (decrease) in
         accrued liability                 2,515            889     (    19,080)
                                       ---------      ---------       ---------
   Net cash provided by
      operating activities            $1,840,790     $1,804,879      $  939,514
                                       ---------      ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   25,206)   ($   24,348)    ($  198,005)
   Proceeds from sale of
      oil and gas properties               8,569         22,535          22,188
                                       ---------      ---------       ---------
  Net cash used by
     investing activities            ($   16,637)   ($    1,813)    ($  175,817)
                                       ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,781,977)   ($1,552,440)    ($  617,687)
                                       ---------      ---------       ---------
   Net cash used by financing
      activities                     ($1,781,977)   ($1,552,440)    ($  617,687)
                                       ---------      ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $   42,176     $  250,626      $  146,010

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                638,668        388,042         242,032
                                       ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  680,844     $  638,668      $  388,042
                                       =========      =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
GEODYNE PRODUCTION PARTNERSHIP II-F


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-F, an Oklahoma limited partnership, and Geodyne Production Partnership II-F, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                   2004            2003
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  657,406      $  604,369
   Accounts receivable:
      Oil and gas sales                            457,333         354,719
                                                 ---------       ---------
      Total current assets                      $1,114,739      $  959,088

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,187,019       1,318,881

DEFERRED CHARGE                                     35,102          32,899
                                                 ---------       ---------
                                                $2,336,860      $2,310,868
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  235,395      $   66,133
   Gas imbalance payable                             3,392           3,555
   Asset retirement obligation -
      current (Note 1)                               6,987           4,566
                                                 ---------       ---------
      Total current liabilities                 $  245,774      $   74,254

LONG-TERM LIABILITIES:
   Accrued liability                            $   20,227      $   16,945
   Asset retirement obligation (Note 1)             95,331          93,600
                                                 ---------       ---------
      Total long-term liabilities               $  115,558      $  110,545

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   98,202)    ($   91,417)
   Limited Partners, issued and
      outstanding, 171,400 Units                 2,073,730       2,217,486
                                                 ---------       ---------
      Total Partners' capital                   $1,975,528      $2,126,069
                                                 ---------       ---------
                                                $2,336,860      $2,310,868
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                     2004             2003            2002
                                  ----------       ----------      ----------
REVENUES:
   Oil and gas sales              $2,876,134       $2,639,281      $1,900,007
   Interest income                     4,458            3,228           2,747
   Gain on sale of oil
      and gas properties              24,162           58,644          50,440
   Other income                        4,694             -               -
                                   ---------        ---------       ---------
                                  $2,909,448       $2,701,153      $1,953,194

COSTS AND EXPENSES:
   Lease operating                $  425,498       $  407,571      $  304,156
   Production tax                    183,457          165,636         117,830
   Depreciation, depletion,
      and amortization of oil
      and gas properties             216,694          135,340         201,371
   General and administrative        211,681          213,797         213,218
                                   ---------        ---------       ---------
                                  $1,037,330       $  922,344      $  836,575
                                   ---------        ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHARGE           $1,872,118       $1,778,809      $1,116,619

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                          -               4,938            -
                                   ---------        ---------       ---------

NET INCOME                        $1,872,118       $1,783,747      $1,116,619
                                   =========        =========       =========

GENERAL PARTNER -
   NET INCOME                     $  203,874       $  189,788      $  129,511
                                   =========        =========       =========

LIMITED PARTNERS -
   NET INCOME                     $1,668,244       $1,593,959      $  987,108
                                   =========        =========       =========

NET INCOME per Unit               $     9.73       $     9.30      $     5.76
                                   =========        =========       =========

UNITS OUTSTANDING                    171,400          171,400         171,400
                                   =========        =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                   Limited          General
                                   Partners         Partner        Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 2001            $2,017,419      ($118,848)    $1,898,571
   Net income                        987,108        129,511      1,116,619
   Cash distributions            (   849,000)     ( 106,189)   (   955,189)
                                   ---------        -------      ---------

Balance, Dec. 31, 2002            $2,155,527      ($ 95,526)    $2,060,001
   Net income                      1,593,959        189,788      1,783,747
   Cash distributions            ( 1,532,000)     ( 185,679)   ( 1,717,679)
                                   ---------        -------      ---------

Balance, Dec. 31, 2003            $2,217,486      ($ 91,417)    $2,126,069
   Net income                      1,668,244        203,874      1,872,118
   Cash distributions            ( 1,812,000)     ( 210,659)   ( 2,022,659)
                                   ---------        -------      ---------

Balance, Dec. 31, 2004            $2,073,730      ($ 98,202)    $1,975,528
                                   =========        =======      =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                        2004           2003            2002
                                    ------------   ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $1,872,118     $1,783,747      $1,116,619
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          -       (     4,938)          -
      Depreciation, depletion,
         and amortization of oil
         and gas properties             216,694        135,340         201,371
      Gain on sale of oil
         and gas properties         (    24,162)   (    58,644)    (    50,440)
      Increase in accounts
         receivable - oil
         and gas sales              (   102,614)   (     2,378)    (   123,270)
      (Increase) decrease in
         deferred charge            (     2,203)         3,875           1,414
      Increase (decrease) in
         accounts payable               157,363    (     5,607)         22,078
      Decrease in gas
         imbalance payable          (       163)   (     3,146)    (     1,252)
      Increase in accrued
         liability                        3,282          1,502           1,568
                                      ---------      ---------       ---------
   Net cash provided by
      operating activities           $2,120,315     $1,849,751      $1,168,088
                                      ---------      ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   67,560)   ($   41,415)    ($   93,456)
   Proceeds from sale of
      oil and gas properties             22,941         60,479          55,052
                                      ---------      ---------       ---------
   Net cash provided (used) by
      investing activities          ($   44,619)    $   19,064     ($   38,404)
                                      ---------      ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($2,022,659)   ($1,717,679)    ($  955,189)
                                      ---------      ---------       ---------
   Net cash used by financing
      activities                    ($2,022,659)   ($1,717,679)    ($  955,189)
                                      ---------      ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS              $   53,037     $  151,136      $  174,495

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               604,369        453,233         278,738
                                      ---------      ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  657,406     $  604,369      $  453,233
                                      =========      =========       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
GEODYNE PRODUCTION PARTNERSHIP II-G


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-G, an Oklahoma limited partnership, and Geodyne Production Partnership II-G, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                 2004             2003
                                             ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                  $1,401,928       $1,284,869
   Accounts receivable:
      Oil and gas sales                          972,620          752,979
                                               ---------        ---------
      Total current assets                    $2,374,548       $2,037,848

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,554,683        2,841,346

DEFERRED CHARGE                                   75,307           71,238
                                               ---------        ---------
                                              $5,004,538       $4,950,432
                                               =========        =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                           $  498,893       $  139,590
   Gas imbalance payable                          11,846           10,091
   Asset retirement obligation -
      current (Note 1)                            15,421           10,082
                                               ---------        ---------
      Total current liabilities               $  526,160       $  159,763

LONG-TERM LIABILITIES:
   Accrued liability                          $   35,560       $   31,668
   Asset retirement obligation
      (Note 1)                                   203,216          199,686
                                               ---------        ---------
      Total long-term liabilities             $  238,776       $  231,354

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  101,669)     ($   87,509)
   Limited Partners, issued and
      outstanding, 372,189 Units               4,341,271        4,646,824
                                               ---------        ---------
      Total Partners' capital                 $4,239,602       $4,559,315
                                               ---------        ---------
                                              $5,004,538       $4,950,432
                                               =========        =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                       2004           2003           2002
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $6,116,875     $5,605,691     $4,023,806
   Interest income                       9,689          6,983          6,171
   Gain on sale of oil
      and gas properties                50,598        123,707        105,409
   Other income                          9,816           -              -
                                     ---------      ---------      ---------
                                    $6,186,978     $5,736,381     $4,135,386

COSTS AND EXPENSES:
   Lease operating                  $  908,097     $  867,617     $  649,734
   Production tax                      392,707        353,554        250,469
   Depreciation, depletion,
      and amortization of oil
      and gas properties               472,405        290,209        431,655
   General and administrative          432,673        437,597        436,126
                                     ---------      ---------      ---------
                                    $2,205,882     $1,948,977     $1,767,984
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE             $3,981,096     $3,787,404     $2,367,402

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                            -            10,247           -
                                     ---------      ---------      ---------

NET INCOME                          $3,981,096     $3,797,651     $2,367,402
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  434,649     $  404,263     $  274,972
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $3,546,447     $3,393,388     $2,092,430
                                     =========      =========      =========

NET INCOME per Unit                 $     9.53     $     9.12     $     5.62
                                     =========      =========      =========

UNITS OUTSTANDING                      372,189        372,189        372,189
                                     =========      =========      =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                 Limited         General
                                 Partners        Partner         Total
                               ------------     ----------    ------------

Balance, Dec. 31, 2001          $4,251,006      ($146,206)     $4,104,800
   Net income                    2,092,430        274,972       2,367,402
   Cash distributions          ( 1,842,000)     ( 225,971)    ( 2,067,971)
                                 ---------        -------       ---------

Balance, Dec. 31, 2002          $4,501,436      ($ 97,205)     $4,404,231
   Net income                    3,393,388        404,263       3,797,651
   Cash distributions          ( 3,248,000)     ( 394,567)    ( 3,642,567)
                                 ---------        -------       ---------

Balance, Dec. 31, 2003          $4,646,824      ($ 87,509)     $4,559,315
   Net income                    3,546,447        434,649       3,981,096
   Cash distributions          ( 3,852,000)     ( 448,809)    ( 4,300,809)
                                 ---------        -------       ---------

Balance, Dec. 31, 2004          $4,341,271      ($101,669)     $4,239,602
                                 =========        =======       =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-G
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                       2004            2003            2002
                                   ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $3,981,096      $3,797,651      $2,367,402
   Adjustments to reconcile
      net income to
      net cash provided by
      operating activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -        (    10,247)           -
      Depreciation, depletion,
         and amortization of oil
         and gas properties            472,405         290,209         431,655
      Gain on sale of oil
         and gas properties        (    50,598)    (   123,707)    (   105,409)
      Increase in accounts
         receivable - oil
         and gas sales             (   219,641)    (     7,450)    (   260,848)
      (Increase) decrease in
         deferred charge           (     4,069)          7,898           4,600
      Increase (decrease) in
         accounts payable              333,390     (    14,303)         48,031
      Increase (decrease) in gas
         imbalance payable               1,755     (     6,816)    (       357)
      Increase (decrease) in
         accrued liability               3,892             593     (       745)
                                     ---------       ---------       ---------
   Net cash provided by
      operating activities          $4,518,230      $3,933,828      $2,484,329
                                     ---------       ---------       ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  148,393)    ($   93,448)    ($  197,745)
   Proceeds from sale of
      oil and gas properties            48,031         127,575         115,148
                                     ---------       ---------       ---------
   Net cash provided (used) by
      investing activities         ($  100,362)     $   34,127     ($   82,597)
                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($4,300,809)    ($3,642,567)    ($2,067,971)
                                     ---------       ---------       ---------
   Net cash used by financing
      activities                   ($4,300,809)    ($3,642,567)    ($2,067,971)
                                     ---------       ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $  117,059      $  325,388      $  333,761

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,284,869         959,481         625,720
                                     ---------       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,401,928      $1,284,869      $  959,481
                                     =========       =========       =========



                     The accompanying notes are an integral
                  part of these combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
GEODYNE PRODUCTION PARTNERSHIP II-H


      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership II-H, an Oklahoma limited partnership, and Geodyne Production Partnership II-H, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP









Tulsa, Oklahoma
March 30, 2005

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------

                                                   2004            2003
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $  329,148      $  305,096
   Accounts receivable:
      Oil and gas sales                            232,187         179,434
                                                 ---------       ---------
      Total current assets                      $  561,335      $  484,530

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   605,801         673,170

DEFERRED CHARGE                                     19,734          18,580
                                                 ---------       ---------
                                                $1,186,870      $1,176,280
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  118,306      $   34,033
   Asset retirement obligation -
      current (Note 1)                               3,884           2,522
                                                 ---------       ---------
      Total current liabilities                 $  122,190      $   36,555

LONG-TERM LIABILITIES:
   Accrued liability                            $   11,907      $   10,035
   Asset retirement obligation
      (Note 1)                                      49,677          48,857
                                                 ---------       ---------
      Total long-term liabilities               $   61,584      $   58,892

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   54,377)    ($   51,046)
   Limited Partners, issued and
      outstanding, 91,711 Units                  1,057,473       1,131,879
                                                 ---------       ---------
      Total Partners' capital                   $1,003,096      $1,080,833
                                                 ---------       ---------
                                                $1,186,870      $1,176,280
                                                 =========       =========

                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Operations
                   For the Years Ended December 31, 2004, 2003, and 2002

                                      2004              2003           2002
                                   ----------        ----------      --------
REVENUES:
   Oil and gas sales               $1,460,050        $1,335,792      $954,336
   Interest income                      2,181             1,545         1,304
   Gain on sale of
      oil and gas properties           11,749            29,085        24,403
   Other income                         2,270              -             -
                                    ---------         ---------       -------
                                   $1,476,250        $1,366,422      $980,043

COSTS AND EXPENSES:
   Lease operating                 $  219,811        $  210,552      $157,453
   Production tax                      94,648            84,803        59,851
   Depreciation, depletion,
      and amortization of oil
      and gas properties              113,970            68,778       101,299
   General and administrative         123,960           124,953       124,730
                                    ---------         ---------       -------
                                   $  552,389        $  489,086      $443,333
                                    ---------         ---------       -------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            $  923,861        $  877,336      $536,710

   Cumulative effect of change
      in accounting for asset
      retirement obligations
      (Note 1)                           -                2,536          -
                                    ---------         ---------       -------
NET INCOME                         $  923,861        $  879,872      $536,710
                                    =========         =========       =======

GENERAL PARTNER -
   NET INCOME                      $  101,267        $   93,794      $ 62,658
                                    =========         =========       =======

LIMITED PARTNERS -
   NET INCOME                      $  822,594        $  786,078      $474,052
                                    =========         =========       =======

NET INCOME per Unit                $     8.97        $     8.57      $   5.17
                                    =========         =========       =======

UNITS OUTSTANDING                      91,711            91,711        91,711
                                    =========         =========       =======

                     The accompanying notes are an integral
                  part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                   Limited         General
                                   Partners        Partner         Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 2001            $1,021,749      ($ 65,089)    $  956,660
   Net income                        474,052         62,658        536,710
   Cash distributions            (   405,000)     (  51,116)   (   456,116)
                                   ---------        -------      ---------

Balance, Dec. 31, 2002            $1,090,801      ($ 53,547)    $1,037,254
   Net income                        786,078         93,794        879,872
   Cash distributions            (   745,000)     (  91,293)   (   836,293)
                                   ---------        -------      ---------

Balance, Dec. 31, 2003            $1,131,879      ($ 51,046)    $1,080,833
   Net income                        822,594        101,267        923,861
   Cash distributions            (   897,000)     ( 104,598)   ( 1,001,598)
                                   ---------        -------      ---------

Balance, Dec. 31, 2004            $1,057,473      ($ 54,377)    $1,003,096
                                   =========        =======      =========


                     The accompanying notes are an integral
                  part of these combined financial statements.

                      GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP II-H
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                             2004            2003        2002
                                         ------------     ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                             $  923,861        $879,872   $536,710
   Adjustments to reconcile
      net income to net
      cash provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                               -         (   2,536)       -
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  113,970         68,778     101,299
      Gain on sale of oil
         and gas properties              (    11,749)     (  29,085)  (  24,403)
      Increase in accounts
         receivable - oil
         and gas sales                   (    52,753)     (   2,895)  (  61,777)
      (Increase) decrease in
         deferred charge                 (     1,154)         2,057   (     701)
      Increase (decrease) in
         accounts payable                     77,834      (   3,238)     11,798
      Decrease in gas
         imbalance payable                      -         (   3,596)  (     670)
      Increase in accrued
         liability                             1,872          1,956       1,649
                                           ---------         -------    -------
  Net cash provided by
      operating activities                $1,051,881       $911,313    $563,905
                                           ---------        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($   37,380)     ($ 24,574)  ($ 46,750)
   Proceeds from sale of
      oil and gas properties                  11,149         29,981      26,642
                                           ---------        -------     -------
   Net cash provided (used) by
      investing activities               ($   26,231)      $  5,407   ($ 20,108)
                                           ---------        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions                  ($1,001,598)     ($836,293)   ($456,116)
                                         ---------        -------      -------
   Net cash used by financing
      activities                       ($1,001,598)     ($836,293)   ($456,116)
                                         ---------        -------      -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                 $   24,052       $ 80,427     $ 87,681

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  305,096        224,669      136,988
                                         ---------        -------      -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $  329,148       $305,096     $224,669
                                         =========        =======      =======


                     The accompanying notes are an integral
                  part of these combined financial statements.

                        GEODYNE ENERGY INCOME PROGRAM II
                    Notes to Combined Financial Statements
             For the Years Ended December 31, 2004, 2003, and 2002

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of each Partnership. Each Partnership is a general partner in the related Geodyne Production Partnership (the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions.

                                                     Limited
                              Date of             Partner Capital
      Partnership           Activation             Contributions
      -----------       ------------------        ---------------

         II-A           July 22, 1987               $48,428,300
         II-B           October 14,1987              36,171,900
         II-C           January 14, 1988             15,462,100
         II-D           May 10, 1988                 31,487,800
         II-E           September 27, 1988           22,882,100
         II-F           January 5, 1989              17,140,000
         II-G           April 10, 1989               37,218,900
         II-H           May 17, 1989                  9,171,100

      The Partnerships would have terminated on December 31, 2001 in accordance with the partnership agreements for the Partnerships. However, such partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two-year extension thereby extending their termination date to December 31, 2005.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner".

      An affiliate of the General Partner owned the following Units at December 31, 2004:

                            Number of              Percent of
      Partnership          Units Owned          Outstanding Units
      -----------          -----------          -----------------
         II-A                 144,678                  29.87%
         II-B                 100,355                  27.74%
         II-C                  52,785                  34.14%
         II-D                  94,543                  30.03%
         II-E                  73,934                  32.31%
         II-F                  46,958                  27.40%
         II-G                  80,156                  21.54%
         II-H                  28,276                  30.83%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                Before Payout(1)         After Payout(1)
                              ------------------      ------------------
                              General     Limited     General     Limited
                              Partner     Partners    Partner     Partners
                              --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee            1%          99%           -           -
Property acquisition
  costs                         1%          99%           1%         99%
Identified development
  drilling                      1%          99%           1%         99%
Development drilling(3)         5%          95%          15%         85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(3)        5%          95%          15%         85%

        Income(2)
------------------------
Temporary investments of
  Limited Partners'
  subscriptions                 1%          99%           1%         99%
Income from oil and gas
  production(3)                 5%          95%          15%         85%
Gain on sale of produc-
  ing properties(3)             5%          95%          15%         85%
All other income(3)             5%          95%          15%         85%

----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 95.9596% to the limited partnership and 4.0404% to the managing partner. The 95.9596% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 95% of such costs and the General Partner is allocated 5% of such costs.
(3) If at payout the Limited Partners have received distributions at an annual rate less than 12% of their subscriptions, the percentage of income and costs allocated to the general partner and managing partner will increase to only 10% and the percentage allocated to the Limited Partners will decrease to only 90%. Thereafter, if the distribution to Limited Partners reaches an average annual rate of 12% the allocation will change to 15% to the general partner and managing partner and 85% to the Limited Partners.

      All Partnerships have achieved payout. After payout, operations and revenues for the Partnerships have been and will be allocated using the 10% / 90% after payout percentages as described in Footnote 3 to the table above.


      Basis of Presentation

      These  financial   statements   reflect  the  combined  accounts  of  each
Partnership after the elimination of all inter-partnership transactions and balances.


      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risks

      Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


      Oil and Gas Properties

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2004, 2003, and 2002, were as follows:

            Partnership         2004        2003       2002
            -----------        -----       -----      -----

               II-A            $1.25       $1.09      $1.30
               II-B             1.17        1.14       1.56
               II-C             1.08        1.22       1.25
               II-D             1.26        1.95       1.13
               II-E             2.33        1.41       1.55
               II-F             2.32        1.37       1.95
               II-G             2.39        1.39       1.98
               II-H             2.42        1.38       1.95

      When complete units of depreciable property are retired or sold, the asset cost, related accumulated depreciation, and remaining asset retirement obligation, are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2004.

      The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the annual average production costs per Mcf. At December 31, 2004 and 2003, cumulative total gas sales volumes for underproduced wells were less than the

Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2004                      2003
                        ----------------------     ---------------------
      Partnership         Mcf          Amount        Mcf         Amount
      -----------       -------       --------     -------      --------

         II-A           547,267       $625,308     568,965      $650,100
         II-B           220,054        252,768     215,981       238,135
         II-C           169,216        121,531     171,601       123,244
         II-D           447,143        345,329     456,289       352,392
         II-E           324,938        208,295     325,222       207,890
         II-F            62,433         35,102      58,864        32,899
         II-G           134,837         75,307     127,552        71,238
         II-H            33,149         19,734      32,180        18,580


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2004 and 2003 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. A decision is expected in 2005.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the annual average production costs per Mcf. At December 31, 2004 and 2003, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                                2004                    2003
                        --------------------      -------------------
      Partnership         Mcf        Amount         Mcf       Amount
      -----------       -------     --------      -------    --------

         II-A           156,928     $179,306      181,687    $207,595
         II-B            39,928       42,599       45,715      48,773
         II-C            47,790       34,323       49,337      35,434
         II-D           141,589      109,349      127,710      98,630
         II-E            16,801       10,668       12,839       8,153
         II-F            29,564       20,227       27,144      16,945
         II-G            60,048       35,560       56,426      31,668
         II-H            16,145       11,907       14,992      10,035

      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2004 and 2003 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                              2004                    2003
                        -----------------       -----------------
      Partnership         Mcf     Amount         Mcf        Amount
      -----------       ------    -------       ------      -------

         II-A           72,424   $108,636       60,975      $91,463
         II-B           26,351     39,527       31,517       47,276
         II-C           14,693     22,040       17,301       25,952
         II-D           15,064     22,596       29,132       43,698
         II-E           28,949     43,424       28,949       43,424
         II-F            2,261      3,392        2,370        3,555
         II-G            7,897     11,846        6,727       10,091
         II-H             -          -            -            -

These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.

      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, asset retirement obligations, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      Asset Retirement Obligation

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Partnerships own interests in oil and gas properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                       Increase
                  Increase in       (Decrease) in
                  Capitalized       Net Income for
                  Cost of Oil        the Change in          Asset
                     and Gas          Accounting          Retirement
Partnership        Properties          Principle          Obligation
-----------       ------------      --------------        ----------

   II-A             $292,000         $ 6,000               $286,000
   II-B              212,000           4,000                208,000
   II-C               68,000             100                 68,000
   II-D              181,000        (  2,000)               183,000
   II-E               98,000           3,000                 95,000
   II-F              101,000           5,000                 96,000
   II-G              218,000          10,000                208,000
   II-H               54,000           3,000                 51,000

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized approximately $28,000, $8,000, $3,000, $10,000, $6,000,
$5,000, $11,000 and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the year ended December 31, 2004 and 2003 are as shown below.

                                II-A Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $277,914          $286,238
Additions and revisions                     105,125              -
Settlement and disposals                  (     418)        (  17,686)
Accretion expense                            11,049             9,362
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $393,670          $277,914
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 34,994          $  9,874
Asset Retirement Obligation -
   Long-Term                                358,676           268,040

                                II-B Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $202,141          $208,259
Additions and revisions                        -            (  12,817)
Settlement and disposals                  (      51)             -
Accretion expense                             8,108             6,699
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $210,198          $202,141
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 17,122          $ 13,046
Asset Retirement Obligation -
   Long-Term                                193,076           189,095





                                II-C Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 71,173          $ 68,318
Additions and revisions                        -                  386
Settlement and disposals                  (     691)        (     243)
Accretion expense                             3,092             2,712
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 73,574          $ 71,173
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 10,892          $  8,575
Asset Retirement Obligation -
   Long-Term                                 62,682            62,598

                                II-D Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $185,990          $182,622
Additions and revisions                        -                  446
Settlement and disposals                  (   6,957)        (   2,546)
Accretion expense                             8,027             5,468
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $187,060          $185,990
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 25,732          $ 17,137
Asset Retirement Obligation -
   Long-Term                                161,328           168,853




                                II-E Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 98,320          $ 95,050
Additions and revisions                          14               120
Settlement and disposals                  (     132)        (     959)
Accretion expense                             4,242             4,109
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $102,444          $ 98,320
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 24,458          $  2,397
Asset Retirement Obligation -
   Long-Term                                 77,986            95,923

                                II-F Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 98,166          $ 96,226
Additions and revisions                          36               208
Settlement and disposals                  (     322)        (   3,546)
Accretion expense                             4,438             5,278
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $102,318          $ 98,166
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  6,987          $  4,566
Asset Retirement Obligation -
   Long-Term                                 95,331            93,600





                                II-G Partnership
                                ----------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $209,768          $207,505
Additions and revisions                          76               510
Settlement and disposals                  (     673)        (   7,625)
Accretion expense                             9,466             9,378
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $218,637          $209,768
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 15,421          $ 10,082
Asset Retirement Obligation -
   Long-Term                                203,216           199,686

                                II-H Partnership
                                ----------------

                                             2004              2003
                                          ---------         ----------

Total Asset Retirement
   Obligation, January 1                   $51,379           $50,790
Additions and revisions                         17               148
Settlement and disposals                  (    156)         (  1,855)
Accretion expense                            2,321             2,296
                                           -------            ------
Total Asset Retirement
   Obligation, December 31                 $53,561           $51,379
                                            ======            ======
Asset Retirement Obligation -
   Current                                 $ 3,884           $ 2,522
Asset Retirement Obligation -
   Long-Term                                49,677            48,857


      Had FAS No. 143 been adopted at January 1, 2002 the amount of the asset retirement obligation at that date and at December 31, 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002, the proforma impact for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships during the years ended December 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $12,000, $8,000, $3,000, $9,000, $6,000, $6,000, $13,000, and $3,000, respectively.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2004, 2003, and 2002:

            Partnership         2004          2003         2002
            -----------       --------      --------     --------

               II-A           $509,772      $509,772     $509,772
               II-B            380,760       380,760      380,760
               II-C            162,756       162,756      162,756
               II-D            331,452       331,452      331,452
               II-E            240,864       240,864      240,864
               II-F            180,420       180,420      180,420
               II-G            391,776       391,776      391,776
               II-H             96,540        96,540       96,540

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2004, 2003 and 2002:

Partnership               Purchaser                        Percentage
-----------       ------------------------          ------------------------
                                                    2004      2003     2002
                                                    -----     -----    -----
   II-A           Cinergy Marketing Company
                    ("Cinergy")                     16.1%     16.5%      -
                  BP America Production Co.         14.8%     14.6%    14.2%
                  Duke Energy Field Services
                    ("Duke")                        12.3%     15.0%    10.9%
                  El Paso Energy Marketing
                    Company ("El Paso")               -         -      27.7%


   II-B           Cinergy                           24.1%     26.0%      -
                  Citation Oil & Gas Corp.
                    ("Citation")                    13.1%     12.5%      -
                  Duke                                -       14.0%      -
                  El Paso                             -         -      33.1%


   II-C           Cinergy                           22.3%     23.5%      -
                  Citation                          11.6%     10.8%      -
                  Duke                                -       12.8%      -
                  El Paso                             -         -      30.7%

   II-D           Cinergy                           17.0%     15.2%      -
                  Whiting Petroleum Corp.           11.8%       -      12.2%
                  Vintage Petroleum, Inc.           10.3%     11.3%      -
                  El Paso                             -         -      21.6%

   II-E           Cinergy                           25.1%     23.6%      -
                  Duke                                -       10.6%      -
                  El Paso                             -         -      29.4%

   II-F           Duke                              14.7%       -        -
                  Cinergy                           12.3%     13.6%      -
                  Chevron U.S.A., Inc.              10.0%       -        -
                  El Paso                             -         -      17.6%

   II-G           Duke                              14.9%       -        -
                  Cinergy                           12.2%     13.4%      -
                  El Paso                             -         -      17.5%

   II-H           Duke                              15.1%       -        -
                  Cinergy                           11.9%     13.2%      -
                  El Paso                             -         -      17.4%

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4. SUPPLEMENTAL OIL AND GAS INFORMATION

      The  following   supplemental   information  regarding  the  oil  and  gas
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      The   capitalized   costs   and   accumulated   depreciation,   depletion,
amortization, and valuation allowance at December 31, 2004 and 2003 were as follows:

                                II-A Partnership
                                ---------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $29,432,867       $29,401,928

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 27,206,745)     ( 27,169,197)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,226,122       $ 2,232,731
                                            ==========        ==========


                               II-B Partnership
                                ---------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $20,343,327       $20,514,746

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 18,753,084)     ( 18,831,562)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,590,243       $ 1,683,184
                                            ==========        ==========


                               II-C Partnership
                               ----------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $ 8,603,091       $ 8,689,349



      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  7,873,421)     (  7,902,528)
                                            ----------        ----------
            Net oil and gas
               Properties                  $   729,670       $   786,821
                                            ==========        ==========

                               II-D Partnership
                               ----------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $13,807,425       $13,818,593

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 12,422,049)     ( 12,278,678)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,385,376       $ 1,539,915
                                            ==========        ==========


                               II-E Partnership
                               ----------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $13,153,722       $13,162,328

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 11,907,394)     ( 11,749,883)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,246,328       $ 1,412,445
                                            ==========        ==========


                               II-F Partnership
                               ----------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $10,559,040       $10,575,705

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  9,372,021)     (  9,256,824)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 1,187,019       $ 1,318,881
                                            ==========        ==========

                               II-G Partnership
                               ----------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $22,613,534       $22,640,005

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        ( 20,058,851)     ( 19,798,659)
                                            ----------        ----------
            Net oil and gas
               Properties                  $ 2,554,683       $ 2,841,346
                                            ==========        ==========


                               II-H Partnership
                               ----------------

                                                2004            2003
                                          -------------     -------------

      Proved properties                    $ 5,422,323       $ 5,424,824

      Less accumulated deprecia-
         tion, depletion, amorti-
         zation, and valuation
         allowance                        (  4,816,522)     (  4,751,654)
                                            ----------        ----------
            Net oil and gas
               Properties                  $   605,801       $   673,170
                                            ==========        ==========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2004, 2003, and 2002. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2004, 2003, and 2002, were as follows:

            Partnership         2004         2003(1)       2002
            -----------       --------      --------     --------

               II-A           $ 93,122      $102,903     $137,449
               II-B             53,458        24,971       14,939
               II-C             11,074        24,478        9,993
               II-D             16,239       153,431      116,640
               II-E             30,342        24,348      198,005
               II-F             79,459        41,415       93,456
               II-G            174,306        93,448      197,745
               II-H             43,819        24,574       46,750

----------

(1) Excludes the estimated asset retirement costs for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships of approximately $174,000, $125,000, $39,000, $106,000, $61,000, $58,000, $125,000, and $30,000,
      respectively, recorded as part of the FAS No. 143 implementation.



      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States of America, for the periods indicated. The proved reserves at December 31, 2004, 2003, and 2002, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                               II-A Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   373,529        5,870,258
   Production                                   ( 64,016)      (  821,485)
   Sale of minerals in place                    (  4,154)      (  109,339)
   Extensions and discoveries                     47,104           46,402
   Revision of previous
      estimates                                  165,389          831,714
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   517,852        5,817,550
   Production                                   ( 74,313)      (  717,179)
   Sale of minerals in place                    (  3,193)      (   12,518)
   Extensions and discoveries                     14,463           19,843
   Revision of previous
      estimates                                  123,530        1,495,095
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   578,339        6,602,791
   Production                                   ( 65,565)      (  646,674)
   Extensions and discoveries                     24,761           27,944
   Revision of previous
      estimates                                  103,350          292,754
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   640,885        6,276,815
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             517,852        5,817,550
                                                 =======        =========
   December 31, 2003                             578,339        6,602,791
                                                 =======        =========
   December 31, 2004                             640,885        6,276,815
                                                 =======        =========

                               II-B Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   284,386        4,283,056
   Production                                   ( 40,616)      (  598,159)
   Sale of minerals in place                    (  3,132)            -
   Revision of previous
      estimates                                  118,986          758,648
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   359,624        4,443,545
   Production                                   ( 43,725)      (  548,582)
   Sale of minerals in place                    (  1,073)            -
   Revision of previous
      estimates                                  135,560        1,136,134
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   450,386        5,031,097
   Production                                   ( 42,473)      (  535,070)
   Extensions and discoveries                         62            7,138
   Revision of previous
      estimates                                   56,873          316,845
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   464,848        4,820,010
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             359,624        4,443,545
                                                 =======        =========
   December 31, 2003                             450,386        5,031,097
                                                 =======        =========
   December 31, 2004                             464,848        4,820,010
                                                 =======        =========

                               II-C Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                    95,478        3,251,837
   Production                                   ( 14,351)      (  343,662)
   Sale of minerals in place                    (    596)      (  151,771)
   Revision of previous
      estimates                                   48,413          364,064
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   128,944        3,120,468
   Production                                   ( 15,806)      (  315,371)
   Sale of minerals in place                        -          (      326)
   Revision of previous
      estimates                                   53,740          666,561
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   166,878        3,471,332
   Production                                   ( 15,365)      (  301,090)
   Extensions and discoveries                         46            3,685
   Revision of previous
      estimates                                   14,202          279,351
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   165,761        3,453,278
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             128,944        3,120,468
                                                 =======        =========
   December 31, 2003                             166,878        3,471,332
                                                 =======        =========
   December 31, 2004                             165,761        3,453,278
                                                 =======        =========

                               II-D Partnership
                               ----------------

                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   192,838        9,391,858
   Production                                   ( 31,350)      (  795,913)
   Sale of minerals in place                    (  6,238)      (1,773,652)
   Extensions and discoveries                     20,756          164,024
   Revision of previous
      estimates                                   10,718          962,656
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   186,724        7,948,973
   Production                                   ( 23,482)      (  724,786)
   Sale of minerals in place                        -          (    3,434)
   Revision of previous
      estimates                                   42,251        1,599,398
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   205,493        8,820,151
   Production                                   ( 25,312)      (  674,131)
   Extensions and discoveries                         22              720
   Revision of previous
      estimates                                    7,112          945,649
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   187,315        9,092,389
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             186,724        7,948,973
                                                 =======        =========
   December 31, 2003                             205,493        8,820,151
                                                 =======        =========
   December 31, 2004                             187,315        9,092,389
                                                 =======        =========

                               II-E Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   146,528        3,643,582
   Production                                   ( 23,426)      (  488,328)
   Sale of minerals in place                        -          (   13,492)
   Extensions and discoveries                      2,949          120,748
   Revision of previous
      estimates                                   47,113          929,896
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   173,164        4,192,406
   Production                                   ( 19,131)      (  467,472)
   Sale of minerals in place                    (  1,055)      (   19,430)
   Extensions and discoveries                      1,301            4,400
   Revision of previous
      estimates                                   31,447        1,283,438
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   185,726        4,993,342
   Production                                   ( 18,135)      (  409,863)
   Extensions and discoveries                      2,525            4,046
   Revision of previous
      estimates                                   10,086          397,213
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   180,202        4,984,738
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             173,164        4,192,406
                                                 =======        =========
   December 31, 2003                             185,726        4,993,342
                                                 =======        =========
   December 31, 2004                             180,202        4,984,738
                                                 =======        =========

                               II-F Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   218,525        3,008,911
   Production                                   ( 27,894)      (  451,358)
   Sale of minerals in place                        -          (   33,002)
   Extensions and discoveries                      4,759          127,801
   Revision of previous
      estimates                                   34,884          309,929
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   230,274        2,962,281
   Production                                   ( 24,828)      (  442,255)
   Sale of minerals in place                    (  2,571)      (   48,081)
   Extensions and discoveries                      4,306            4,018
   Revision of previous
      estimates                                   87,190        1,329,431
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   294,371        3,805,394
   Production                                   ( 26,083)      (  402,717)
   Sale of minerals in place                    (     63)            -
   Extensions and discoveries                      6,173            9,846
   Revision of previous
      estimates                                   67,338          300,347
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   341,736        3,712,870
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             230,274        2,962,281
                                                 =======        =========
   December 31, 2003                             294,371        3,805,394
                                                 =======        =========
   December 31, 2004                             341,736        3,712,870
                                                 =======        =========

                               II-G Partnership
                               ----------------


                                                  Crude           Natural
                                                   Oil              Gas
                                                (Barrels)          (Mcf)
                                                ---------       -----------

Proved reserves, Dec. 31, 2001                   459,154         6,439,996
   Production                                   ( 58,467)       (  959,663)
   Sale of minerals in place                        -           (   69,121)
   Extensions and discoveries                     16,826           273,003
   Revision of previous
      estimates                                   66,360           685,765
                                                 -------         ---------

Proved reserves, Dec. 31, 2002                   483,873         6,369,980
   Production                                   ( 52,045)       (  941,870)
   Sale of minerals in place                    (  5,382)       (  100,643)
   Extensions and discoveries                      7,050            20,444
   Revision of previous
      estimates                                  184,556         2,832,630
                                                 -------         ---------

Proved reserves, Dec. 31, 2003                   618,052         8,180,541
   Production                                   ( 54,665)       (  859,114)
   Sale of minerals in place                    (    134)             -
   Extensions and discoveries                     12,909            21,136
   Revision of previous
      estimates                                  140,299           618,003
                                                 -------         ---------

Proved reserves, Dec. 31, 2004                   716,461         7,960,566
                                                 =======         =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             483,873         6,369,980
                                                 =======         =========
   December 31, 2003                             618,052         8,180,541
                                                 =======         =========
   December 31, 2004                             716,461         7,960,566
                                                 =======         =========

                               II-H Partnership
                               ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

Proved reserves, Dec. 31, 2001                   107,290        1,555,333
   Production                                   ( 13,577)      (  229,923)
   Sale of minerals in place                        -          (   15,921)
   Extensions and discoveries                      1,519           56,116
   Revision of previous
      estimates                                   17,853          188,329
                                                 -------        ---------

Proved reserves, Dec. 31, 2002                   113,085        1,553,934
   Production                                   ( 12,082)      (  226,604)
   Sale of minerals in place                    (  1,246)      (   23,321)
   Extensions and discoveries                      1,522            3,284
   Revision of previous
      estimates                                   42,790          682,941
                                                 -------        ---------

Proved reserves, Dec. 31, 2003                   144,069        1,990,234
   Production                                   ( 12,688)      (  206,905)
   Sale of minerals in place                    (     35)            -
   Extensions and discoveries                      2,986            4,879
   Revision of previous
      estimates                                   32,591          140,638
                                                 -------        ---------

Proved reserves, Dec. 31, 2004                   166,923        1,928,846
                                                 =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                             113,085        1,553,934
                                                 =======        =========
   December 31, 2003                             144,069        1,990,234
                                                 =======        =========
   December 31, 2004                             166,923        1,928,846
                                                 =======        =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2004 and 2003 are as follows:

                                II-A Partnership
                                ----------------

                                             2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues          $1,330,325  $1,513,624  $1,507,023  $1,628,385
Gross Profit (1)           974,380   1,139,309   1,175,603   1,150,065
Net Income                 784,336     940,245     994,988     947,129
Limited Partners'
   Net Income
   Per Unit                   1.45        1.74        1.84        1.75

                                             2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues          $1,476,502  $1,572,825  $1,311,663  $1,236,180
Gross Profit (1)         1,102,997   1,248,004     973,719     864,691
Net Income                 905,124   1,059,385     770,667     687,656
Limited Partners'
   Net Income                 1.67        1.96        1.42        1.27
   Per Unit



-----------------------
(1) Total revenues less oil and gas production expenses.

                                II-B Partnership
                                ----------------


                                              2004
                        -----------------------------------------------
                           First      Second      Third      Fourth
                          Quarter     Quarter    Quarter     Quarter
                        ----------- ----------- ----------- -----------

Total Revenues          $  968,286   $1,112,016  $1,118,405  $1,227,766
Gross Profit (1)           703,386      834,837     871,003     877,007
Net Income                 562,085      680,170     730,236     737,923
Limited Partners'
   Net Income
   Per Unit                   1.39         1.68        1.81        1.84

                                              2003
                       -----------------------------------------------
                          First       Second      Third      Fourth
                         Quarter      Quarter    Quarter     Quarter
                       -----------  ----------- ----------- -----------

Total Revenues          $1,024,409   $1,015,707  $  930,773  $  893,287
Gross Profit (1)           780,583      768,700     683,017     633,564
Net Income                 634,041      612,802     529,405     514,956
Limited Partners'
   Net Income
   Per Unit                   1.57         1.51        1.31         1.27


----------------------
(1) Total revenues less oil and gas production expenses.

                                II-C Partnership
                                ----------------


                                            2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $481,411   $537,086   $526,299     $591,746
Gross Profit (1)          351,488    411,304    420,351      429,389
Net Income                282,631    333,463    360,835      371,401
Limited Partners'
   Net Income
   Per Unit                  1.63       1.93       2.10         2.16

                                            2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $523,711   $512,759   $433,856     $430,880
Gross Profit (1)          406,828    387,348    315,423      306,974
Net Income                329,308    314,704    248,009      247,131
Limited Partners'
   Net Income
   Per Unit                  1.90       1.82       1.43         1.43




----------------------
(1) Total revenues less oil and gas production expenses.

                                II-D Partnership
                                ----------------

                                             2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues          $1,071,700  $1,038,622  $1,092,769  $1,200,174
Gross Profit (1)           805,362     746,534     860,414     824,029
Net Income                 641,864     584,245     737,874     729,263
Limited Partners'
   Net Income
   Per Unit                   1.82        1.65        2.10        2.08

                                             2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues          $1,043,560  $1,003,165  $  939,761  $  924,524
Gross Profit (1)           811,604     728,911     670,307     624,437
Net Income                 629,705     564,528     522,651     462,501
Limited Partners'
   Net Income
   Per Unit                   1.78        1.59        1.48        1.30



----------------------
(1) Total revenues less oil and gas production expenses.

                                II-E Partnership
                                ----------------


                                            2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $701,885    $727,353   $710,550    $665,249
Gross Profit (1)          541,968     577,164    551,557     450,609
Net Income                323,071     457,048    446,272     417,443
Limited Partners'
   Net Income
   Per Unit                  1.21        1.79       1.74        1.65

                                            2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $753,393    $774,911   $658,485    $585,112
Gross Profit (1)          565,150     632,834    503,658     405,331
Net Income                458,506     535,125    391,582     308,702
Limited Partners'
   Net Income
   Per Unit                  1.79        2.10       1.52        1.20




----------------------
(1) Total revenues less oil and gas production expenses.

                                II-F Partnership
                                ----------------


                                            2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $784,599   $707,252    $762,301    $655,296
Gross Profit (1)          646,346    603,600     591,663     458,884
Net Income                559,564    518,704     441,127     352,723
Limited Partners'
   Net Income
   Per Unit                  2.92       2.72        2.27        1.82


                                            2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $741,486   $730,316    $596,691    $632,660
Gross Profit (1)          571,525    587,682     494,650     474,089
Net Income                475,624    503,534     402,746     401,843
Limited Partners'
   Net Income
   Per Unit                  2.48       2.63        2.09        2.10




----------------------
(1) Total revenues less oil and gas production expenses.

                                II-G Partnership
                                ----------------

                                            2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues         $1,665,827   $1,506,539  $1,615,646  $1,398,966
Gross Profit (1)        1,370,530    1,281,783   1,252,104     981,757
Net Income              1,189,236    1,116,030     916,328     759,502
Limited Partners'
   Net Income
   Per Unit                  2.86         2.70        2.16        1.81


                                            2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues         $1,570,502   $1,558,395  $1,264,715  $1,342,769
Gross Profit (1)        1,209,012    1,253,705   1,045,415   1,007,078
Net Income              1,014,829    1,083,059     846,611     853,152
Limited Partners'
   Net Income
   Per Unit                  2.44         2.60        2.03        2.05




----------------------
(1) Total revenues less oil and gas production expenses.

                                II-H Partnership
                                ----------------


                                           2004
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues          $397,157    $362,080    $383,442    $333,571
Gross Profit (1)         326,107     306,765     296,487     232,432
Net Income               277,323     254,998     214,826     176,714
Limited Partners'
   Net Income
   Per Unit                 2.71       2.50        2.05        1.71


                                           2003
                       -----------------------------------------------
                          First      Second      Third      Fourth
                         Quarter     Quarter    Quarter     Quarter
                       ----------- ----------- ----------- -----------

Total Revenues           $371,375   $374,157    $300,141    $320,749
Gross Profit (1)          285,184    301,004     246,821     238,058
Net Income                230,253    252,471     197,686     199,462
Limited Partners'
   Net Income
   Per Unit                  2.24       2.47        1.92        1.94



----------------------
(1) Total revenues less oil and gas production expenses.

                               INDEX TO EXHIBITS
                               -----------------

Exh.
 No.    Exhibit
---     -------

4.1 Agreement and Certificate of Limited Partnership dated July 22, 1987 for the Geodyne Energy Income Limited Partnership II-A, filed as
         Exhibit 4.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.2 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.3 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.4 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.5 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.6 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-A filed as Exhibit 4.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.7 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited

         Partnership II-A, filed as Exhibit 4.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-A, filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership filed as Exhibit 4.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.11 Agreement and Certificate of Limited Partnership dated October 14, 1987 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.12 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.13 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.14 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.15 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-B, filed as Exhibit 4.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.16 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.16 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.17 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-B, filed as
         Exhibit 4.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-B, filed as Exhibit 4.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-B filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.21 Agreement and Certificate of Limited Partnership dated January 13, 1988 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.22 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-C,
         filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.23 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.24 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.25 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-C, filed as Exhibit 4.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.26 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.26 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.27 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-C, filed as
         Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-C, filed as Exhibit 4.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-C filed as Exhibit 4.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.31 Agreement and Certificate of Limited Partnership dated May 10, 1988 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit
         4.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.32 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.33 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.34 Third Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.35 Fourth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-D, filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.36 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.37 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-D, filed as
         Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.38 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.39 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-D, filed as Exhibit 4.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.40 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-D filed as Exhibit 4.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.41 Agreement and Certificate of Limited Partnership dated September 27, 1988 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.33 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.42 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.34 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.43 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.35 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.44 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.36 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.45 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.37 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.36 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-E, filed as Exhibit 4.38 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.47 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-E filed as Exhibit 4.47 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.48 Amended and Restated Certificate of Limited Partnership dated March 9, 1989 for the Geodyne Energy Income Limited Partnership II-E, filed as
         Exhibit 4.39 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.49 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.40 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.50 Third Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-E, filed as Exhibit 4.41 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.51 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership III-E filed as Exhibit 4.51 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.52 Agreement and Certificate of Limited Partnership dated January 5, 1989 for the Geodyne Energy Income Limited Partnership II-F, filed as
         Exhibit 4.42 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.53 Certificate of Limited Partnership dated January 5, 1989, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.42a to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.54 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.43 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.55 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.44 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.56 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.45 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.57 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.46 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.58 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.59 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.59 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.60 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited

         Partnership II-F, filed as Exhibit 4.48 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.61 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-F, filed as Exhibit 4.49 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.62 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-F filed as Exhibit 4.62 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.63 Agreement and Certificate of Limited Partnership dated April 10, 1989 for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.50 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.64 Certificate of Limited Partnership dated April 10, 1989, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.51 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.65 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 24, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.52 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.66 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.53 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.67 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.54 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.68 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.55 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.69 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-G, filed as Exhibit 4.56 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.70 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.70 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference..

4.71 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-G, filed as
         Exhibit 4.57 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.72 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-G, filed as Exhibit 4.58 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.73 Fourth Amendment to Certificate of Limited Partnership dated November 14, 2003, for the Geodyne Energy Income Limited Partnership II-G filed as Exhibit 4.73 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.74 Agreement and Certificate of Limited Partnership dated May 17, 1989 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit
         4.59 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.75 Certificate of Limited Partnership dated May 17, 1989, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.60 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.76 First Amendment to Certificate of Limited Partnership and First Amendment to Agreement and Certificate of Limited Partnership dated February 25, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.61 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.77 Second Amendment to Agreement and Certificate of Limited Partnership dated August 4, 1993 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.62 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.78 Third Amendment to Agreement and Certificate of Limited Partnership dated August 31, 1995 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.63 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.79 Fourth Amendment to Agreement and Certificate of Limited Partnership dated July 1, 1996 for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.64 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.80 Fifth Amendment to Agreement and Certificate of Limited Partnership dated November 14, 2001 for the Geodyne Energy Income Limited
         Partnership II-H, filed as Exhibit 4.65 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.81 Sixth Amendment to Agreement and Certificate of Limited Partnership dated November 18, 2003 for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.81 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

4.82 Second Amendment to Certificate of Limited Partnership dated July 1, 1996, for the Geodyne Energy Income Limited Partnership II-H, filed as
         Exhibit 4.66 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.83 Third Amendment to Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership II-H, filed as Exhibit 4.67 to Annual

         Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

4.84 Fourth Amendment to Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership II-H filed as Exhibit 4.84 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.1 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-A, filed as Exhibit 10.1 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.2 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-A, filed as Exhibit 10.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.3 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-A, filed as Exhibit 10.3 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.4 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-A, filed as Exhibit 10.4 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.5 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-A filed as Exhibit 10.5 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.6 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-B, filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.7 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-B, filed as Exhibit 10.6 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.8 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-B, filed as Exhibit 10.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.9 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-B, filed as Exhibit 10.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.10 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-B filed as Exhibit 10.10 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.11 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-C, filed as Exhibit 10.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.12 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-C, filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.13 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-C, filed as Exhibit 10.11 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.14 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-C, filed as Exhibit 10.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.15 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-C filed as Exhibit 10.15 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.16 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-D, filed as Exhibit 10.13 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.17 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-D, filed as Exhibit 10.14 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.18 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-D, filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.19 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-D, filed as Exhibit 10.16 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.20 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-D filed as Exhibit 10.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.21 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-E, filed as Exhibit 10.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.22 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-E, filed as Exhibit 10.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.23 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-E, filed as Exhibit 10.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.24 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-E, filed as Exhibit 10.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.25 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-E filed as Exhibit 10.25 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.26 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-F, filed as Exhibit 10.21 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.27 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-F, filed as Exhibit 10.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.28 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-F, filed as Exhibit 10.23 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.29 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-F, filed as Exhibit 10.24 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.30 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-F filed as Exhibit 10.30 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.31 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-G, filed as Exhibit 10.25 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.32 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-G, filed as Exhibit 10.26 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.33 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-G, filed as Exhibit 10.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.34 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-G, filed as Exhibit 10.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.35 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-G filed as Exhibit 10.35 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

10.36 Agreement of Partnership dated July 22, 1987 for the Geodyne Production Partnership II-H, filed as Exhibit 10.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.37 First Amendment to Agreement of Partnership dated February 26, 1993 for the Geodyne Production Partnership II-H, filed as Exhibit 10.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.38 Second Amendment to Agreement of Partnership dated July 1, 1996 for the Geodyne Production Partnership II-H, filed as Exhibit 10.31 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.39 Third Amendment to Agreement of Partnership dated November 14, 2001 for the Geodyne Production Partnership II-H, filed as Exhibit 10.32 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 26, 2002 and is hereby incorporated by reference.

10.40 Fourth Amendment to Agreement of Partnership dated November 18, 2003 for the Geodyne Production Partnership II-H filed as Exhibit 10.40 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 19, 2004 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-A.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-B.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-C.

*23.4 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-D.

*23.5 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-E.

*23.6 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-F.

*23.7 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-G.

*23.8 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership II-H.

*31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-A.

*31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-B.

*31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-C.

*31.7 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.8 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-D.

*31.9 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.10 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-E.

*31.11 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.12 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-F.

*31.13 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.14 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-G.

*31.15 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*31.16 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership II-H.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

*32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

*32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

*32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

*32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

*32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.


         All other Exhibits are omitted as inapplicable.

         ----------

        *Filed herewith.