Form 10-Q
period 2006-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2006-08-14
CIK 851724, 850506, 842881, 833526, 833054, 824894, 826345, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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
                                          II-C 73-1308986
                                          II-D 73-1329761
                                          II-E 73-1324751
                                          II-F 73-1330632
                                          II-G 73-1336572
         Oklahoma                         II-H 73-1342476
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                             Large accelerated filer
                  --------

                                Accelerated filer
                  --------

                      X       Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $1,754,868       $2,121,512
   Accounts receivable:
      Oil and gas sales                         1,176,306        1,539,562
                                               ----------       ----------
        Total current assets                   $2,931,174       $3,661,074

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,404,514        2,469,366

DEFERRED CHARGE                                   556,575          601,624
                                               ----------       ----------
                                               $5,892,263       $6,732,064
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  269,933       $  347,424
   Gas imbalance payable                           94,752           96,957
   Asset retirement obligation -
      current (Note 1)                             12,086           41,485
                                               ----------       ----------
        Total current liabilities              $  376,771       $  485,866

LONG-TERM LIABILITIES:
   Accrued liability                           $  167,303       $  155,405
   Asset retirement obligation
      (Note 1)                                    882,595          863,302
                                               ----------       ----------
        Total long-term liabilities            $1,049,898       $1,018,707

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  181,580)     ($  132,231)
   Limited Partners, issued and
      outstanding, 484,283 units                4,647,174        5,359,722
                                               ----------       ----------
        Total Partners' capital                $4,465,594       $5,227,491
                                               ----------       ----------
                                               $5,892,263       $6,732,064
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,782,336        $1,718,212
   Interest income                                15,304             7,090
                                              ----------        ----------
                                              $1,797,640        $1,725,302

COSTS AND EXPENSES:
   Lease operating                            $  379,689        $  308,646
   Production tax                                 90,914            91,890
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  54,137            76,605
   General and administrative
      (Note 2)                                   134,646           134,475
                                              ----------        ----------
                                              $  659,386        $  611,616
                                              ----------        ----------

NET INCOME                                    $1,138,254        $1,113,686
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  117,168        $  117,554
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,021,086        $  996,132
                                              ==========        ==========
NET INCOME per unit                           $     2.11        $     2.06
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,666,397        $3,435,346
   Interest income                                31,658            12,885
                                              ----------        ----------
                                              $3,698,055        $3,448,231

COSTS AND EXPENSES:
   Lease operating                            $  805,373        $  538,458
   Production tax                                197,390           199,953
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 119,615           127,621
   General and administrative
      (Note 2)                                   293,397           290,235
                                              ----------        ----------
                                              $1,415,775        $1,156,267
                                              ----------        ----------

NET INCOME                                    $2,282,280        $2,291,964
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  235,828        $  239,394
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,046,452        $2,052,570
                                              ==========        ==========
NET INCOME per unit                           $     4.23        $     4.24
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,282,280      $2,291,964
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 119,615         127,621
      Settlement of asset retirement
        obligation                             (    30,357)    (       188)
      (Increase) decrease in accounts
        receivable - oil and gas sales             363,256     (   182,382)
      Decrease in deferred charge                   45,049          18,807
      Decrease in accounts payable             (    70,876)    (    90,046)
      Decrease in accrued liability -
        other                                            -     (    26,672)
      Decrease in gas imbalance
        payable                                (     2,205)    (       699)
      Increase (decrease) in accrued
        liability                                   11,898     (    25,980)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,718,660      $2,112,425
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   41,127)    ($   98,839)
   Proceeds from sale of oil and
      gas properties                                     -          27,282
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   41,127)    ($   71,557)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($3,044,177)    ($2,074,198)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($3,044,177)    ($2,074,198)
                                                ----------      ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  366,644)    ($   33,330)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           2,121,512       1,557,473
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,754,868      $1,524,143
                                                ==========      ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,263,508        $1,604,547
   Accounts receivable:
      Oil and gas sales                          904,009         1,127,488
                                              ----------        ----------
        Total current assets                  $2,167,517        $2,732,035

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,493,318         1,544,218

DEFERRED CHARGE                                  248,928           271,456
                                              ----------        ----------
                                              $3,909,763        $4,547,709
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  161,184        $  229,602
   Gas imbalance payable                          38,679            35,564
   Asset retirement obligation -
      current (Note 1)                             9,784            11,476
                                              ----------        ----------
        Total current liabilities             $  209,647        $  276,642

LONG-TERM LIABILITIES:
   Accrued liability                          $   95,318        $   72,442
   Asset retirement obligation
      (Note 1)                                   383,057           372,410
                                              ----------        ----------
        Total long-term liabilities           $  478,375        $  444,852

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  217,670)      ($  178,888)
   Limited Partners, issued and
      outstanding, 361,719 units               3,439,411         4,005,103
                                              ----------        ----------
        Total Partners' capital               $3,221,741        $3,826,215
                                              ----------        ----------
                                              $3,909,763        $4,547,709
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,309,235       $1,188,827
   Interest income                                10,972            4,885
                                              ----------       ----------
                                              $1,320,207       $1,193,712

COSTS AND EXPENSES:
   Lease operating                            $  257,274       $  242,852
   Production tax                                 68,672           62,059
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  33,038           83,901
   General and administrative
      (Note 2)                                   101,043          100,984
                                              ----------       ----------
                                              $  460,027       $  489,796
                                              ----------       ----------

NET INCOME                                    $  860,180       $  703,916
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $   87,894       $   77,455
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  772,286       $  626,461
                                              ==========       ==========
NET INCOME per unit                           $     2.13       $     1.74
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,794,028       $2,489,809
   Interest income                                23,091            8,881
                                              ----------       ----------
                                              $2,817,119       $2,498,690

COSTS AND EXPENSES:
   Lease operating                            $  577,181       $  408,758
   Production tax                                149,214          151,714
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  71,271          122,061
   General and administrative
      (Note 2)                                   225,661          222,875
                                              ----------       ----------
                                              $1,023,327       $  905,408
                                              ----------       ----------

NET INCOME                                    $1,793,792       $1,593,282
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  183,484       $  169,426
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,610,308       $1,423,856
                                              ==========       ==========
NET INCOME per unit                           $     4.45       $     3.94
                                              ==========       ==========
UNITS OUTSTANDING                                361,719          361,719
                                              ==========       ==========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,793,792     $1,593,282
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   71,271        122,061
      Settlement of asset retirement
        obligations                                       -    (        58)
      (Increase) decrease in accounts
        receivable - oil and gas sales              223,479    (   123,335)
      (Increase) decrease in deferred
        charge                                       22,528    (    13,585)
      Decrease in accounts payable              (    64,973)   (    63,319)
      Increase (decrease) in gas imbalance
        payable                                       3,115    (     3,188)
      Increase in accrued liability                  22,876         12,812
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,072,088     $1,524,670
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   14,861)   ($   96,284)
   Proceeds from sale of oil and gas
      properties                                          -         32,405
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   14,861)   ($   63,879)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,398,266)   ($1,516,317)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($2,398,266)   ($1,516,317)
                                                 ----------     ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  341,039)   ($   55,526)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,604,547      1,079,057
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,263,508     $1,023,531
                                                 ==========     ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  607,000       $  812,768
   Accounts receivable:
      Oil and gas sales                           435,564          643,141
                                               ----------       ----------
        Total current assets                   $1,042,564       $1,455,909

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  710,147          728,242

DEFERRED CHARGE                                   142,787          155,926
                                               ----------       ----------
                                               $1,895,498       $2,340,077
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   68,031       $  127,265
   Gas imbalance payable                           13,080           13,454
   Asset retirement obligation -
      current (Note 1)                             10,516            9,569
                                               ----------       ----------
        Total current liabilities              $   91,627       $  150,288

LONG-TERM LIABILITIES:
   Accrued liability                           $   51,634       $   44,603
   Asset retirement obligation
      (Note 1)                                    133,784          131,222
                                               ----------       ----------
        Total long-term liabilities            $  185,418       $  175,825

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   85,376)     ($   57,416)
   Limited Partners, issued and
      outstanding, 154,621 units                1,703,829        2,071,380
                                               ----------       ----------
        Total Partners' capital                $1,618,453       $2,013,964
                                               ----------       ----------
                                               $1,895,498       $2,340,077
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                2006              2005
                                              --------          --------

REVENUES:
   Oil and gas sales                          $638,156          $639,691
   Interest income                               5,634             2,373
                                              --------          --------
                                              $643,790          $642,064

COSTS AND EXPENSES:
   Lease operating                            $104,686          $ 63,158
   Production tax                               39,443            43,038
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                16,069            33,844
   General and administrative
      (Note 2)                                  44,269            44,398
                                              --------          --------
                                              $204,467          $184,438
                                              --------          --------

NET INCOME                                    $439,323          $457,626
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 44,815          $ 48,571
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $394,508          $409,055
                                              ========          ========
NET INCOME per unit                           $   2.55          $   2.65
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,368,595        $1,302,274
   Interest income                                11,693             4,218
                                              ----------        ----------
                                              $1,380,288        $1,306,492

COSTS AND EXPENSES:
   Lease operating                            $  244,118        $  138,459
   Production tax                                 85,012            92,332
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  34,003            49,036
   General and administrative
      (Note 2)                                   111,222           109,070
                                              ----------        ----------
                                              $  474,355        $  388,897
                                              ----------        ----------

NET INCOME                                    $  905,933        $  917,595
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   92,484        $   95,751
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  813,449        $  821,844
                                              ==========        ==========
NET INCOME per unit                           $     5.26        $     5.32
                                              ==========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                              ==========        ==========

















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006           2005
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  905,933      $917,595
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   34,003        49,036
      Settlement of asset retirement
        obligations                                       -     (      40)
      (Increase) decrease in accounts
        receivable - oil and gas sales              207,577     (  90,785)
      (Increase) decrease in deferred
        charge                                       13,139     (  27,439)
      Decrease in accounts payable              (    58,564)    (  24,731)
      Decrease in gas imbalance payable         (       374)    (   1,803)
      Increase in accrued liability                   7,031         1,694
                                                 ----------      --------
Net cash provided by operating
   activities                                    $1,108,745      $823,527
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   13,069)    ($ 51,598)
   Proceeds from sale of oil and gas
      properties                                          -        13,888
                                                 ----------      --------
Net cash used by investing
   activities                                   ($   13,069)    ($ 37,710)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,301,444)    ($777,978)
                                                 ----------      --------
Net cash used by financing
   activities                                   ($1,301,444)    ($777,978)
                                                 ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  205,768)     $  7,839

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              812,768       506,061
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  607,000      $513,900
                                                 ==========      ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,103,360       $1,661,561
   Accounts receivable:
      Oil and gas sales                           950,782        1,544,131
                                               ----------       ----------
        Total current assets                   $2,054,142       $3,205,692

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,553,914        1,559,585

DEFERRED CHARGE                                   359,815          371,875
                                               ----------       ----------
                                               $3,967,871       $5,137,152
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  143,618       $  181,287
   Gas imbalance payable                           16,395           17,598
   Asset retirement obligation -
      current (Note 1)                             60,377           45,216
                                               ----------       ----------
        Total current liabilities              $  220,390       $  244,101

LONG-TERM LIABILITIES:
   Accrued liability                           $  126,350       $  102,928
   Asset retirement obligation
      (Note 1)                                    399,429          403,397
                                               ----------       ----------
        Total long-term liabilities            $  525,779       $  506,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  154,363)     ($   65,352)
   Limited Partners, issued and
      outstanding, 314,878 units                3,376,065        4,452,078
                                               ----------       ----------
        Total Partners' capital                $3,221,702       $4,386,726
                                               ----------       ----------
                                               $3,967,871       $5,137,152
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,199,286        $1,297,819
   Interest income                                13,727             4,700
                                              ----------        ----------
                                              $1,213,013        $1,302,519

COSTS AND EXPENSES:
   Lease operating                            $  196,560        $  138,335
   Production tax                                 80,429           109,996
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  48,501             3,279
   General and administrative
      (Note 2)                                    88,183            88,167
                                              ----------        ----------
                                              $  413,673        $  339,777
                                              ----------        ----------

NET INCOME                                    $  799,340        $  962,742
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   82,926        $   96,099
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  716,414        $  866,643
                                              ==========        ==========
NET INCOME per unit                           $     2.27        $     2.76
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,676,458        $2,719,365
   Interest income                                26,642             8,233
   Other income                                        -             8,411
                                              ----------        ----------
                                              $2,703,100        $2,736,009

COSTS AND EXPENSES:
   Lease operating                            $  422,453        $  363,592
   Production tax                                174,789           195,031
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  94,106            40,693
   General and administrative
      (Note 2)                                   199,761           197,120
                                              ----------        ----------
                                              $  891,109        $  796,436
                                              ----------        ----------

NET INCOME                                    $1,811,991        $1,939,573
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  187,004        $  196,039
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,624,987        $1,743,534
                                              ==========        ==========
NET INCOME per unit                           $     5.16        $     5.54
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                 2006             2005
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,811,991        $1,939,573
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                 94,106            40,693
     (Increase) decrease in accounts
       receivable - oil and gas sales            593,349       (   244,918)
     (Increase) decrease in deferred
       charge                                     12,060       (    26,364)
     Decrease in accounts payable            (    46,734)      (     9,723)
     Decrease in gas imbalance
       payable                               (     1,203)      (     1,536)
     Increase (decrease) in accrued
       liability                                  23,422       (     6,341)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,486,991        $1,691,384
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   73,347)      ($  151,873)
   Proceeds from sale of oil and gas
     properties                                    5,170            23,995
                                              ----------        ----------
Net cash used by investing
   activities                                ($   68,177)      ($  127,878)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,977,015)      ($1,572,195)
                                              ----------        ----------
Net cash used by financing
   activities                                ($2,977,015)      ($1,572,195)
                                              ----------        ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($  558,201)      ($    8,689)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,661,561           967,251
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,103,360        $  958,562
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  908,070        $1,290,961
   Accounts receivable:
      Oil and gas sales                          498,429           822,197
                                              ----------        ----------
        Total current assets                  $1,406,499        $2,113,158

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,155,275         1,209,059

DEFERRED CHARGE                                  208,171           209,941
                                              ----------        ----------
                                              $2,769,945        $3,532,158
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  120,288        $  128,602
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             6,379             6,501
                                              ----------        ----------
        Total current liabilities             $  170,091        $  178,527

LONG-TERM LIABILITIES:
   Accrued liability                          $   69,372        $   25,448
   Asset retirement obligation
      (Note 1)                                   236,512           230,556
                                              ----------        ----------
        Total long-term liabilities           $  305,884        $  256,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  120,942)      ($   67,016)
   Limited Partners, issued and
      outstanding, 228,821 units               2,414,912         3,164,643
                                              ----------        ----------
        Total Partners' capital               $2,293,970        $3,097,627
                                              ----------        ----------
                                              $2,769,945        $3,532,158
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                2006              2005
                                              --------          --------

REVENUES:
   Oil and gas sales                          $872,826          $714,535
   Interest income                               8,992             2,956
                                              --------          --------
                                              $881,818          $717,491

COSTS AND EXPENSES:
   Lease operating                            $158,509          $109,790
   Production tax                               59,634            49,583
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                31,228            34,947
   General and administrative
      (Note 2)                                  64,610            64,672
                                              --------          --------
                                              $313,981          $258,992
                                              --------          --------

NET INCOME                                    $567,837          $458,499
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 58,695          $ 48,699
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $509,142          $409,800
                                              ========          ========
NET INCOME per unit                           $   2.22          $   1.79
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,856,310        $1,543,303
   Interest income                                18,797             5,491
   Other income                                        -             5,177
                                              ----------        ----------
                                              $1,875,107        $1,553,971

COSTS AND EXPENSES:
   Lease operating                            $  305,068        $  198,635
   Production tax                                127,418           110,560
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  76,734            79,660
   General and administrative
      (Note 2)                                   152,225           149,846
                                              ----------        ----------
                                              $  661,445        $  538,701
                                              ----------        ----------

NET INCOME                                    $1,213,662        $1,015,270
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  126,393        $  107,681
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,087,269        $  907,589
                                              ==========        ==========
NET INCOME per unit                           $     4.75        $     3.97
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                  2006             2005
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,213,662       $1,015,270
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 76,734           79,660
      Settlement of asset retirement
        Obligation                            (       127)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales            323,768      (   119,875)
      (Increase) decrease in deferred
        charge                                      1,770      (     3,668)
      Decrease in accounts payable            (    13,100)     (    92,756)
      Increase (decrease) in accrued
        liability                                  43,924      (       449)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,646,631       $  878,182
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   12,203)     ($   18,326)
                                               ----------       ----------
Net cash used by investing
   activities                                 ($   12,203)     ($   18,326)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,017,319)     ($  871,284)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($2,017,319)     ($  871,284)
                                               ----------       ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($  382,891)     ($   11,428)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,290,961          680,844
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  908,070       $  669,416
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  976,164       $  921,812
   Accounts receivable:
      Oil and gas sales                           561,828          819,472
                                               ----------       ----------
        Total current assets                   $1,537,992       $1,741,284

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,144,613        1,169,138

DEFERRED CHARGE                                    30,448           30,727
                                               ----------       ----------
                                               $2,713,053       $2,941,149
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  119,365       $  148,786
   Gas imbalance payable                            2,024            2,312
   Asset retirement obligation -
      current (Note 1)                              1,444            1,909
                                               ----------       ----------
        Total current liabilities              $  122,833       $  153,007

LONG-TERM LIABILITIES:
   Accrued liability                           $   25,662       $   26,676
   Asset retirement obligation
      (Note 1)                                    201,203          195,940
                                               ----------       ----------
        Total long-term liabilities            $  226,865       $  222,616

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   69,190)     ($   46,261)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,432,545        2,611,787
                                               ----------       ----------
        Total Partners' capital                $2,363,355       $2,565,526
                                               ----------       ----------
                                               $2,713,053       $2,941,149
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $932,342          $888,094
   Interest income                                 7,245             3,001
                                                --------          --------
                                                $939,587          $891,095

COSTS AND EXPENSES:
   Lease operating                              $ 91,786          $104,650
   Production tax                                 49,233            51,165
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  26,929            29,482
   General and administrative
      (Note 2)                                    48,015            48,129
                                                --------          --------
                                                $215,963          $233,426
                                                --------          --------

NET INCOME                                      $723,624          $657,669
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 74,062          $ 68,120
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $649,562          $589,549
                                                ========          ========
NET INCOME per unit                             $   3.79          $   3.44
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,885,994        $1,817,075
   Interest income                                14,214             5,386
                                              ----------        ----------
                                              $1,900,208        $1,822,461

COSTS AND EXPENSES:
   Lease operating                            $  212,625        $  145,584
   Production tax                                108,349           114,919
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  62,926            59,303
   General and administrative
      (Note 2)                                   119,641           117,438
                                              ----------        ----------
                                              $  503,541        $  437,244
                                              ----------        ----------

NET INCOME                                    $1,396,667        $1,385,217
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  143,909        $  143,320
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,252,758        $1,241,897
                                              ==========        ==========
NET INCOME per unit                           $     7.31        $     7.25
                                              ==========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========        ==========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,396,667      $1,385,217
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  62,926          59,303
      Settlement of asset retirement
        obligation                             (       307)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             257,644     (   185,235)
      Decrease in deferred charge                      279           2,899
      Decrease in accounts payable             (    32,806)    (   160,888)
      Decrease in gas imbalance payable        (       288)    (     1,157)
      Increase (decrease) in accrued
        liability                              (     1,014)            521
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,683,101      $1,100,660
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   29,911)    ($   22,611)
                                                ----------      ----------
Net cash used by investing activities          ($   29,911)    ($   22,611)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,598,838)    ($1,002,348)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,598,838)    ($1,002,348)
                                                ----------      ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $   54,352      $   75,701

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             921,812         657,406
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  976,164      $  733,107
                                                ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2006              2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $2,078,720       $1,970,349
   Accounts receivable:
      Oil and gas sales                         1,205,164        1,749,695
                                               ----------       ----------
        Total current assets                   $3,283,884       $3,720,044

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,455,758        2,514,404

DEFERRED CHARGE                                    65,048           65,542
                                               ----------       ----------
                                               $5,804,690       $6,299,990
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  252,572       $  314,015
   Gas imbalance payable                           10,572           15,317
   Asset retirement obligation -
      current (Note 1)                              3,014            3,988
                                               ----------       ----------
        Total current liabilities              $  266,158       $  333,320

LONG-TERM LIABILITIES:
   Accrued liability                           $   45,042       $   45,118
   Asset retirement obligation
      (Note 1)                                    431,229          420,055
                                               ----------       ----------
        Total long-term liabilities            $  476,271       $  465,173

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   39,388)      $    9,830
   Limited Partners, issued and
      outstanding, 372,189 Units                5,101,649        5,491,667
                                               ----------       ----------
        Total Partners' capital                $5,062,261       $5,501,497
                                               ----------       ----------
                                               $5,804,690       $6,299,990
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,983,171        $1,745,014
   Interest income                                15,698             6,509
                                              ----------        ----------
                                              $1,998,869        $1,751,523

COSTS AND EXPENSES:
   Lease operating                            $  198,940        $  227,630
   Production tax                                105,338            99,852
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  61,631            64,213
   General and administrative
      (Note 2)                                   103,058           102,990
                                              ----------        ----------
                                              $  468,967        $  494,685
                                              ----------        ----------

NET INCOME                                    $1,529,902        $1,256,838
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  156,967        $  130,812
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,372,935        $1,126,026
                                              ==========        ==========
NET INCOME per unit                           $     3.69        $     3.03
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $4,008,688        $3,733,841
   Interest income                                30,709            11,665
                                              ----------        ----------
                                              $4,039,397        $3,745,506

COSTS AND EXPENSES:
   Lease operating                            $  457,154        $  329,632
   Production tax                                232,112           235,510
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 139,061           130,340
   General and administrative
      (Note 2)                                   230,596           227,778
                                              ----------        ----------
                                              $1,058,923        $  923,260
                                              ----------        ----------

NET INCOME                                    $2,980,474        $2,822,246
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  307,492        $  292,789
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,672,982        $2,529,457
                                              ==========        ==========
NET INCOME per unit                           $     7.18        $     6.80
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========
















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,980,474      $2,822,246
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 139,061         130,340
      Settlement of asset retirement
        obligation                             (       641)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             544,531     (   264,417)
      Decrease in deferred charge                      494           6,331
      Decrease in accounts payable             (    68,297)    (   339,611)
      Decrease in gas imbalance payable        (     4,745)    (     2,327)
      Increase (decrease) in accrued
        liability                              (        76)          6,618
                                                ----------      ----------
Net cash provided by operating
   activities                                   $3,590,801      $2,359,180
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   62,720)    ($   48,265)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   62,720)    ($   48,265)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($3,419,710)    ($2,140,958)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($3,419,710)    ($2,140,958)
                                                ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  108,371      $  169,957

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,970,349       1,401,928
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $2,078,720      $1,571,885
                                                ==========      ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2006             2005
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  489,875       $  465,378
   Accounts receivable:
      Oil and gas sales                           275,372          409,173
                                               ----------       ----------
        Total current assets                   $  765,247       $  874,551

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  582,794          597,072

DEFERRED CHARGE                                    16,716           16,952
                                               ----------       ----------
                                               $1,364,757       $1,488,575
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   60,039       $   73,876
   Asset retirement obligation -
      current (Note 1)                                697              922
                                               ----------       ----------
        Total current liabilities              $   60,736       $   74,798

LONG-TERM LIABILITIES:
   Accrued liability                           $   14,524       $   15,003
   Asset retirement obligation
      (Note 1)                                    105,202          102,427
                                               ----------       ----------
        Total long-term liabilities            $  119,726       $  117,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   40,902)     ($   28,897)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,225,197        1,325,244
                                               ----------       ----------
        Total Partners' capital                $1,184,295       $1,296,347
                                               ----------       ----------
                                               $1,364,757       $1,488,575
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $468,021          $411,152
   Interest income                                 3,567             1,441
                                                --------          --------
                                                $471,588          $412,593

COSTS AND EXPENSES:
   Lease operating                              $ 47,966          $ 53,388
   Production tax                                 25,318            23,882
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  13,702            15,237
   General and administrative
      (Note 2)                                    26,166            26,353
                                                --------          --------
                                                $113,152          $118,860
                                                --------          --------

NET INCOME                                      $358,436          $293,733
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 36,720          $ 30,600
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $321,716          $263,133
                                                ========          ========
NET INCOME per unit                             $   3.51          $   2.87
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                  2006              2005
                                                --------          --------

REVENUES:
   Oil and gas sales                            $946,365          $884,923
   Interest income                                 7,016             2,602
                                                --------          --------
                                                $953,381          $887,525

COSTS AND EXPENSES:
   Lease operating                              $110,086          $ 77,591
   Production tax                                 55,517            56,643
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  33,042            31,078
   General and administrative
      (Note 2)                                    75,597            73,638
                                                --------          --------
                                                $274,242          $238,950
                                                --------          --------

NET INCOME                                      $679,139          $648,575
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 70,186          $ 67,394
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $608,953          $581,181
                                                ========          ========
NET INCOME per unit                             $   6.64          $   6.34
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006             2005
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $679,139         $648,575
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  33,042           31,078
      Settlement of asset retirement
        obligation                               (     147)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales             133,801        (  60,373)
      Decrease in deferred charge                      236            2,717
      Decrease in accounts payable               (  15,324)       (  79,947)
      Decrease in accrued liability              (     479)       (      23)
                                                  --------         --------
Net cash provided by operating
   activities                                     $830,268         $542,027
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 14,580)       ($ 11,588)
                                                  --------         --------
Net cash used by investing
   activities                                    ($ 14,580)       ($ 11,588)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($791,191)       ($492,148)
                                                  --------         --------
Net cash used by financing
   activities                                    ($791,191)       ($492,148)
                                                  --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 24,497         $ 38,291

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             465,378          329,148
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $489,875         $367,439
                                                  ========         ========





         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2006, combined statements of operations for the three and six months ended June 30, 2006 and 2005, and combined statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2006, the combined results of operations for the three and six months ended June 30, 2006 and 2005, and the combined cash flows for the six months ended June 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2006, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized $48,000, $15,000, $6,000, $26,000,
      $15,000,  $10,000,  $20,000  and $5,000 of an  increase  in  depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2006 and 2005 are as shown below.

                                II-A Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $884,280          $396,154
      Additions and revisions                          -                76
      Accretion expense                           10,401             4,029
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $894,681          $400,259
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $904,787          $393,670
      Additions and revisions                          -               356
      Settlements and disposals                (  31,257)        (   1,820)
      Accretion expense                           21,151             8,053
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $894,681          $400,259
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 12,086          $  8,629
      Asset Retirement Obligation -
         Long-Term                               882,595           391,630

                                II-B Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $388,366          $211,334
      Accretion expense                            4,475             2,117
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $392,841          $213,451
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $383,886          $210,198
      Settlements and disposals                        -         (     987)
      Accretion expense                            8,955             4,240
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $392,841          $213,451
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  9,784          $  6,003
      Asset Retirement Obligation -
         Long-Term                               383,057           207,448


                                II-C Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $142,531           $73,718
      Settlements and disposals                        -               168
      Accretion expense                            1,769               811
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Quarter             $144,300           $74,697
                                                ========           =======

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $140,791           $73,574
      Additions and revisions                          -               168
      Settlements and disposals                        -          (    673)
      Accretion expense                            3,509             1,628
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Period              $144,300           $74,697
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $ 10,516           $ 6,010
      Asset Retirement Obligation -
         Long-Term                               133,784            68,687


                                II-D Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $454,206          $189,131
      Additions and revisions                          -             1,762
      Accretion expense                            5,600             2,073
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $459,806          $192,966
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $448,613          $187,060
      Additions and revisions                          -             1,762
      Accretion expense                           11,193             4,144
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $459,806          $192,966
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 60,377          $ 22,628
      Asset Retirement Obligation -
         Long-Term                               399,429           170,338

                                II-E Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                              6/30/2006          6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $239,803          $103,684
      Additions and revisions                        115               119
      Accretion expense                            2,973             1,142
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $242,891          $104,945
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $237,057          $102,444
      Additions and revisions                        115               241
      Settlements and disposals                (     205)                -
      Accretion expense                            5,924             2,260
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $242,891          $104,945
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,379          $  2,256
      Asset Retirement Obligation -
         Long-Term                               236,512           102,689

                                II-F Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $199,864          $103,792
      Additions and revisions                        280               291
      Accretion expense                            2,503             1,183
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $202,647          $105,266
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              ------------      -----------

      Total Asset Retirement
         Obligation, January 1                  $197,849          $102,318
      Additions and revisions                        280               585
      Settlements and disposals                (     497)                -
      Accretion expense                            5,015             2,363
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $202,647          $105,266
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,444          $  1,991
      Asset Retirement Obligation -
         Long-Term                               201,203           103,275


                                II-G Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $428,328          $221,752
      Additions and revisions                        584               609
      Accretion expense                            5,331             2,504
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $434,243          $224,865
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              ------------      -----------

      Total Asset Retirement
         Obligation, January 1                  $424,043          $218,637
      Additions and revisions                        584             1,226
      Settlements and disposals                (   1,036)                -
      Accretion expense                           10,652             5,002
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $434,243          $224,865
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  3,014          $  4,260
      Asset Retirement Obligation -
         Long-Term                               431,229           220,605

                                II-H Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              6/30/2006         6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $104,429           $54,325
      Additions and revisions                        135               141
      Accretion expense                            1,335               632
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Quarter             $105,899           $55,098
                                                ========           =======


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $103,349           $53,561
      Additions and revisions                        135               284
      Settlements and disposals                (     239)                -
      Accretion expense                            2,654             1,253
                                                --------           -------
      Total Asset Retirement
         Obligation, End of Period              $105,899           $55,098
                                                ========           =======
      Asset Retirement Obligation -
         Current                                $    697           $ 1,030
      Asset Retirement Obligation -
         Long-Term                               105,202            54,068


2. TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $ 7,203                $127,443
               II-B                    5,853                  95,190
               II-C                    3,580                  40,689
               II-D                    5,320                  82,863
               II-E                    4,394                  60,216
               II-F                    2,910                  45,105
               II-G                    5,114                  97,944
               II-H                    2,031                  24,135

      During the six months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                 $ 38,511                $254,886
               II-B                   35,281                 190,380
               II-C                   29,844                  81,378
               II-D                   34,035                 165,726
               II-E                   31,793                 120,432
               II-F                   29,431                  90,210
               II-G                   34,708                 195,888
               II-H                   27,327                  48,270

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

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnership Agreements.




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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly distribution. During the six months ended June 30, 2005, capital expenditures for the II-B and II-C Partnerships totaled $87,000 and $49,000. These expenditures were primarily due to the recompletion of the Berniece #1 well located in Grayson County, Texas. The II-B and II-C Partnerships own working interests of 35.2% and 15.1% in this well. Other capital expenditures incurred by the Partnerships during the six months ended June 30, 2006 and 2005 were not material to the Partnerships' cash flows.

      Pursuant to the terms of the Partnerships Agreements, the Partnerships would have terminated on December 31, 2001. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two-year extension thereby extending their termination date to December 31, 2007. As of the date of this Quarterly Report, the General Partner has not yet determined whether to further extend the term of any Partnership.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that will impact the Partnerships' future results of operations and financial position.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             687,366        6,367,741
         Production                             ( 13,534)      (  149,109)
         Extensions and discoveries                   13              697
         Revisions of previous
            estimates                              4,507       (   86,846)
                                                 -------        ---------

      Proved reserves, March 31, 2006            678,352        6,132,483
         Production                             ( 13,707)      (  144,712)
         Extensions and discoveries               24,114            1,085
         Revisions of previous
            estimates                             44,825          401,616
                                                 -------        ---------

      Proved reserves, June 30, 2006             733,584        6,390,472
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             489,229        4,776,281
         Production                             (  8,876)      (  133,571)
         Revisions of previous
            estimates                              2,559       (   54,105)
                                                 -------        ---------

      Proved reserves, March 31, 2006            482,912        4,588,605
         Production                             (  9,202)      (  119,069)
         Extensions and discoveries                    -              334
         Revisions of previous
            estimates                             31,353          458,982
                                                 -------        ---------

      Proved reserves, June 30, 2006             505,063        4,928,852
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             173,409        3,545,913
         Production                             (  2,967)      (   77,245)
         Extension and discoveries                     5              209
         Revisions of previous
            estimates                                211       (   52,254)
                                                 -------        ---------

      Proved reserves, March 31, 2006            170,658        3,416,623
         Production                             (  3,346)      (   72,804)
         Extension and discoveries                   752              873
         Revisions of previous
            estimates                              7,469          225,734
                                                 -------        ---------

      Proved reserves, June 30, 2006             175,533        3,570,426
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             172,825        9,645,488
         Production                             (  4,603)      (  171,389)
         Extensions and discoveries                   46            2,722
         Revisions of previous
            estimates                                 55       (  229,517)
                                                 -------        ---------

      Proved reserves, March 31, 2006            168,323        9,247,304
         Production                             (  4,638)      (  163,108)
         Extensions and discoveries                7,906           20,010
         Revisions of previous
            estimates                             17,160           35,647
                                                 -------        ---------

      Proved reserves, June 30, 2006             188,751        9,139,853
                                                 =======        =========


                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             177,992        5,039,155
         Production                             (  4,094)      (  109,081)
         Extensions and discoveries                  155            2,107
         Revisions of previous
            estimates                                768       (   94,600)
                                                 -------        ---------

      Proved reserves, March 31, 2006            174,821        4,837,581
         Production                             (  4,484)      (  102,804)
         Extensions and discoveries                1,832           19,116
         Revisions of previous
            estimates                             32,236          124,812
                                                 -------        ---------

      Proved reserves, June 30, 2006             204,405        4,878,705
                                                 =======        =========

                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             337,510        3,552,595
         Production                             (  6,255)      (   91,668)
         Extension and discoveries                   374            2,153
         Revisions of previous
            estimates                              1,015       (   55,887)
                                                 -------        ---------

      Proved reserves, March 31, 2006            332,644        3,407,193
         Production                             (  6,293)      (   91,531)
         Extension and discoveries                 2,288           27,225
         Revisions of previous
            estimates                             60,592          245,938
                                                 -------        ---------

      Proved reserves, June 30, 2006             389,231        3,588,825
                                                 =======        =========


                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             707,731        7,611,607
         Production                             ( 13,106)      (  195,575)
         Extension and discoveries                   776            3,823
         Revisions of previous
            estimates                              2,121       (  121,814)
                                                 -------        ---------

      Proved reserves, March 31, 2006            697,522        7,298,041
         Production                             ( 13,211)      (  198,058)
         Extension and discoveries                 4,780           57,036
         Revisions of previous
            estimates                            126,560          527,181
                                                 -------        ---------

      Proved reserves, June 30, 2006             815,651        7,684,200
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             164,943        1,840,781
         Production                             (  2,980)      (   46,838)
         Extension and discoveries                   182            1,168
         Revisions of previous
            estimates                                421       (   30,108)
                                                 -------        ---------

      Proved reserves, March 31, 2006            162,566        1,765,003
         Production                             (  3,053)      (   46,733)
         Extension and discoveries                 1,105           13,216
         Revisions of previous
            estimates                             29,293          124,372
                                                 -------        ---------

      Proved reserves, June 30, 2006             189,911        1,855,858
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2006 will actually be realized for such production.

                                Net Present Value of Reserves
                      -----------------------------------------------
      Partnership        6/30/06           3/31/06          12/31/05
      -----------      -----------       -----------      -----------
         II-A          $30,013,329       $29,644,993      $36,701,293
         II-B           21,452,570        20,510,463       25,757,023
         II-C           11,890,840        12,442,385       16,798,551
         II-D           26,127,776        29,594,472       41,793,578
         II-E           15,191,207        15,738,359       21,072,334
         II-F           16,784,330        15,860,848       19,777,174
         II-G           35,516,378        33,654,354       42,091,656
         II-H            8,401,887         8,002,233       10,059,084

                                     Oil and Gas Prices
                        ---------------------------------------------
       Pricing            6/30/06          3/31/06          12/31/05
      -----------       -----------      -----------      -----------
      Oil (Bbl)         $     73.94      $     66.25      $     61.06
      Gas (Mcf)                6.09             7.18            10.08

      From March 31, 2006 to June 30, 2006, the II-F, II-G, and II-H Partnerships' estimated proved reserves increased 45,000, 94,000, and 22,000 barrels of oil equivalent in the Hutchings Stock Association well located in Ward County, Texas. This increase was primarily due to a revised forecast in reserves based on actual production experience.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which are very volatile.

      Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;

            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas
                  prices),     mechanical     difficulties,     loss     of    a
                  market/transportation,    or    performance    of   workovers,
                  recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;
            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            *     Completion  of  enhanced   recovery  projects  which  increase
                  production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                               ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,782,336       $1,718,212
      Oil and gas production expenses           $  470,603       $  400,536
      Barrels produced                              13,707           13,187
      Mcf produced                                 144,712          161,605
      Average price/Bbl                         $    66.25       $    52.94
      Average price/Mcf                         $     6.04       $     6.31

      As shown in the table above, total oil and gas sales increased $64,000 (3.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $183,000 was related to an increase in the average price of oil sold and (ii) $27,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of (i) $107,000 related to a decrease in volumes of gas sold and (ii) $39,000 related to a decrease in the average price of gas sold.

      Volumes of oil sold increased 520 barrels, while volumes of gas sold decreased 16,893 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005, (ii) increases in production on several wells following their successful workovers during late 2005 and early 2006, and (iii) an increase in production on another significant well following successful repairs made during late 2005 and early 2006. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2005, and (iii) the shutting-in of one significant well during the three months ended June 30, 2006 due to mechanical problems. As of the date of this Quarterly Report, the operator has not yet determined when, or if the shut-in well will return to production and, if returned to production, at what rate. The decreases in volumes of gas sold were partially offset by one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $70,000 (17.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $57,000 increase in lease operating expenses during the three months ended June 30, 2006 resulting from an increase in the II-A Partnership's gas balancing position on several wells and (ii) workover expenses incurred on several wells during the three months ended June 30, 2006. These increases were partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 26.4% for the three months ended June 30, 2006 from 23.3% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $22,000 (29.3%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease resulted from (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well, (ii) upward revisions in the estimates of remaining oil and gas reserves since June 30, 2005, and (iii) the decrease in volumes of gas sold. The decreases in DD&A were partially offset by increases of (i) $9,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $6,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.0% for the three months ended June 30, 2006 from 4.5% for the three months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended June 30, 2006 from 7.8% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                               ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $3,666,397       $3,435,346
      Oil and gas production expenses           $1,002,763       $  738,411
      Barrels produced                              27,241           29,003
      Mcf produced                                 293,821          330,307
      Average price/Bbl                         $    63.33       $    49.42
      Average price/Mcf                         $     6.61       $     6.06

      As shown in the table above, total oil and gas sales increased $231,000 (6.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $379,000 and $160,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $87,000 and $221,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,762 barrels and 36,486 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) a negative prior period volume adjustment made during the six months ended June 30, 2005 by the operator on one significant well, (ii) increases in production on several wells following the successful workovers of those wells during late 2005 and early 2006, and (iii) an increase in production on another significant well following successful repairs made during late 2005 and early 2006. The decrease in volumes of gas sold was primarily due to (i) normal declines in production,

      (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005, and (iii) the shutting-in of one significant well during the six months ended June 30, 2006 due to mechanical problems. As of the date of this Quarterly Report, the operator has not yet determined when, or if, the shut-in well will return to production and, if returned to production, at what rate. The decreases in volumes of gas sold were partially offset by one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $264,000 (35.8%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006, (ii) a $57,000 increase in lease operating expenses during the six months ended June 30, 2006 resulting from an increase in the II-A Partnership's gas balancing position on several wells, and (iii) a reversal during the six months ended June 30, 2005 of $27,000 of a charge previously accrued for a judgment. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 27.4% for the six months ended June 30, 2006 from 21.5% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $8,000 (6.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease resulted from (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well, (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves since June 30, 2005. The decreases in DD&A were partially offset by increases of (i) $19,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $12,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.3% for the six months ended June 30, 2006 from 3.7% for the six months ended June 30, 2005. This percentage decrease was primarily due to (i) the dollar decrease in DD&A and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,000 (1.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.0% for the six months ended June 30, 2006 from 8.4% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $67,667,357  or  139.73%  of  Limited  Partners'  capital
      contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,309,235       $1,188,827
      Oil and gas production expenses           $  325,946       $  304,911
      Barrels produced                               9,202            9,816
      Mcf produced                                 119,069          116,193
      Average price/Bbl                         $    66.92       $    51.18
      Average price/Mcf                         $     5.82       $     5.91

      As shown in the table above, total oil and gas sales increased $120,000 (10.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $145,000 was related to an increase in the average price of oil sold and (ii) $17,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $31,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 614 barrels, while volumes of gas sold increased 2,876 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure. This increase was partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,000 (6.9%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $45,000 increase in lease operating expenses during the three months ended June 30, 2006 resulting from an increase in the II-B Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the three months ended June 30, 2006, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by workover expenses incurred on two other significant wells during the three months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 24.9% for the three months ended June 30, 2006 from 25.6% for the three months ended June 30, 2005.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $51,000 (60.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease resulted from an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. The decrease in DD&A was partially offset by increases of (i) $2,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.5% for the three months ended June 30, 2006 from 7.1% for the three months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the three months ended June 30, 2006 from 8.5% for the three months ended June 30, 2005.


      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $2,794,028       $2,489,809
      Oil and gas production expenses           $  726,395       $  560,472
      Barrels produced                              18,078           21,459
      Mcf produced                                 252,640          245,843
      Average price/Bbl                         $    64.02       $    48.65
      Average price/Mcf                         $     6.48       $     5.88

      As shown in the table above, total oil and gas sales increased $304,000 (12.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $278,000 and $151,000 were related to increases in the average prices of oil and gas sold and
      (ii) $40,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $165,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 3,381 barrels, while volumes of gas sold increased 6,797 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the six months ended June 30, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in wells are producing at or above the rate previously experienced. The increase in volumes of gas sold was primarily due to (i) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure, (ii) an increase in production on two significant wells following the successful workovers of those wells during mid 2005 and early 2006, and (iii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $166,000 (29.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006 and (ii) a $45,000 increase in lease operating expenses during the six months ended June 30, 2006 resulting from an increase in the II-B Partnership's gas balancing position on several wells. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 26.0% for the six months ended June 30, 2006 from 22.5% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $51,000 (41.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease resulted from an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. The decrease in DD&A was partially offset by increases of (i) $5,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $4,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.6% for the six months ended June 30, 2006 from 4.9% for the six months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $3,000 (1.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the six months ended June 30, 2006 from 9.0% for the six months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $48,848,916  or  135.05%  of  Limited  Partners'  capital
      contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $638,156         $639,691
      Oil and gas production expenses             $144,129         $106,196
      Barrels produced                               3,346            3,361
      Mcf produced                                  72,804           78,411
      Average price/Bbl                           $  66.97         $  51.76
      Average price/Mcf                           $   5.69         $   5.94

      As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 2006 and 2005. Decreases of
      (i) $1,000 and $33,000 related to decreases in volumes of oil and gas sold and (ii) $18,000 related to a decrease in the average price of gas sold were substantially offset by an increase of $51,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 15 barrels and 5,607 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production and was partially offset by increases in production on two significant wells following the successful workover of those wells during late 2005. The decrease in volumes of gas sold was primarily due to normal declines in production and was partially offset by one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,000 (35.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $26,000 decrease in lease operating expenses during the three months ended June 30, 2005 resulting from a decrease in the II-C Partnership's gas balancing position on several wells and (ii) a $20,000 increase in lease operating expenses during the three months ended June 30, 2006 resulting from an increase in the II-C Partnership's gas balancing position on several other wells. As a percentage of oil and gas sales, these expenses increased to 22.6% for the three months ended June 30, 2006 from 16.6% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $18,000 (52.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease resulted from an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. The decrease in DD&A was partially offset by (i) the receipt of equipment credits on an abandoned well during the three months ended June 30, 2005, (ii) an increase of $1,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $1,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.5% for the three months ended June 30, 2006 from 5.3% for the three months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses remained constant at 6.9% for the three months ended June 30, 2006 and 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Oil and gas sales                           $1,368,595     $1,302,274
      Oil and gas production expenses             $  329,130     $  230,791
      Barrels produced                                 6,313          7,936
      Mcf produced                                   150,049        156,219
      Average price/Bbl                           $    64.44     $    48.10
      Average price/Mcf                           $     6.41     $     5.89


      As shown in the table above, total oil and gas sales increased $66,000 (5.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $103,000 and $78,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $78,000 and $36,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,623 barrels and 6,170 Mcf for the six months ended June 30, 2006 as compared to the six months ended June
      30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) the shutting-in of two significant wells during the six months ended June 30, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in wells are producing at or above the rate previously experienced. The decrease in volumes of gas sold was primarily due to normal declines in production and was partially offset by one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $98,000 (42.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on one significant well during the six months ended June 30, 2006, (ii) a $26,000 decrease in lease operating expenses during the six months ended June 30, 2005 resulting from a decrease in the II-C Partnership's gas balancing position on several wells, and (iii) a $20,000 increase in lease operating expenses during the six months ended June 30, 2006 resulting from an increase in the II-C Partnership's gas balancing position on several other wells. As a percentage of oil and gas sales, these expenses increased to 24.0% for the six months ended June 30, 2006 from 17.7% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $15,000 (30.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease resulted from an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. The decrease in DD&A was partially offset by (i) an increase of $2,000 primarily due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005, (ii) an increase of $2,000 due to accretion of these additional asset retirement obligations, and (iii) the receipt of equipment credits on an abandoned well during the six months ended June 30, 2005. As a percentage of oil and gas sales, this expense decreased to 2.5% for the six months ended June 30, 2006 from 3.8% for the six months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $2,000 (2.0%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the six months ended June 30, 2006 from 8.4% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $23,271,686  or  150.51%  of  Limited  Partners'  capital
      contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,199,286       $1,297,819
      Oil and gas production expenses           $  276,989       $  248,331
      Barrels produced                               4,638            4,408
      Mcf produced                                 163,108          173,273
      Average price/Bbl                         $    59.75       $    49.61
      Average price/Mcf                         $     5.65       $     6.23

      As shown in the table above, total oil and gas sales decreased $99,000 (7.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease (i) $94,000 was related to a decrease in the average price of gas sold and (ii) $63,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by increases of (i) $47,000 related to an increase in the average price of oil sold and (ii) $11,000 related to an increase in volumes of oil sold.

      Volumes of oil sold increased 230 barrels, while volumes of gas sold decreased 10,165 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005 and was partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well due to production difficulties during the three months ended June 30, 2006. As of the date of this Quarterly Report, the operator has not yet determined when, or if, the shut-in well will return to production and, if returned to production, at what rate. The decreases in volumes of gas sold were partially offset by one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,000 (11.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $35,000 increase in lease operating expenses during the three months ended June 30, 2006 resulting from an increase in the II-D Partnership's gas balancing position on several wells, (ii) a $33,000 decrease in lease operating expenses during the three months ended June 30, 2005 resulting from a decrease in the II-D Partnership's gas balancing position on several other wells, and (iii) workover expenses incurred on several wells within one unit during the three months ended June 30, 2006. These increases were partially offset by
      (i) workover expenses incurred on one significant well during the three months ended June 30, 2005, (ii) a positive prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 2005, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.1% for the three months ended June 30, 2006 from 19.1% for the three months ended June 30, 2005. This percentage increase was primarily due to (i) the dollar increase in production expenses and (ii) the decrease in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $45,000 (1379.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) the receipt of equipment credits on an abandoned well during the three months ended June 30, 2005, (ii) an increase of $5,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $3,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 4.0% for the three months ended June 30, 2006 from 0.3% for the three months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.4% for the three months ended June 30, 2006 from 6.8% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $2,676,458       $2,719,365
      Oil and gas production expenses           $  597,242       $  558,623
      Barrels produced                               9,241           11,421
      Mcf produced                                 334,497          358,878
      Average price/Bbl                         $    59.57       $    46.69
      Average price/Mcf                         $     6.36       $     6.09

      As shown in the table above, total oil and gas sales decreased $43,000 (1.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease $102,000 and $148,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $119,000 and $88,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 2,180 barrels and 24,381 Mcf for the six months ended June 30, 2006 as compared to the six months ended June
      30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in during six months ended June 30, 2006 of one significant well due to production difficulties, and (iii) a substantial decline in production during the six months ended June 30, 2006 on one significant well following a workover of that well during early 2005. As of the date of this Quarterly Report, the operator has not yet determined when, or if, the shut-in well will return to production and, if returned to production, at what rate. The well with a substantial decline in production is not expected to return to its previously high levels of production. The decreases in volumes of gas sold were partially offset by one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $39,000 (6.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) a $35,000 increase in lease operating expenses during the six months ended June 30, 2006 resulting from an increase in the II-D Partnership's gas balancing position on several wells, (ii) a $33,000 decrease in lease operating expenses during the six months ended June 30, 2005 resulting from a decrease in the II-D Partnership's gas balancing position on several other wells, and (iii) workover expenses incurred on several wells within one unit during the six months ended June 30, 2006. These increases were partially offset by (i) workover expenses incurred on one significant well during the six months ended June 30, 2005, (ii) a positive prior period production tax adjustment made during the six months ended June 30, 2005 by the operator on another significant well, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.3% for the six months ended June 30, 2006 from 20.5% for the six months ended June 30, 2005.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $53,000 (131.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) the receipt of equipment credits on an abandoned well during the six months ended June 30, 2005, (ii) an increase of $14,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005, and (iii) an increase of $7,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 3.5% for the six months ended June 30, 2006 from 1.5% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $3,000 (1.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 7.5% for the six months ended June 30, 2006 from 7.2% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $48,751,903  or  154.83%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2006               2005
                                                --------           --------
      Oil and gas sales                         $872,826           $714,535
      Oil and gas production expenses           $218,143           $159,373
      Barrels produced                             4,484              3,842
      Mcf produced                               102,804             87,304
      Average price/Bbl                         $  64.05           $  49.55
      Average price/Mcf                         $   5.70           $   6.00

      As shown in the table above, total oil and gas sales increased $158,000 (22.2%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $32,000 and $93,000 were related to increases in volumes of oil and gas sold and (ii) $65,000 was related to an increase in the average price of oil sold. These increases were partially offset by $32,000 related to a decrease in the average price of gas sold.

      Volumes of oil and gas sold increased 642 barrels and 15,500 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to negative prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005. This increase was partially offset by (i) positive prior period volume adjustments made by the operators on several other wells during the three months ended June 30, 2005 and (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure and
      (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005. These increases were partially offset by (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,000 (36.9%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was primarily due to (i) a $46,000 increase in lease operating expenses during the three months ended June 30, 2006 resulting from an increase in the II-E Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the three months ended June 30, 2006, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2005 and (ii) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2006. As a percentage of oil and gas sales, these expenses increased to 25.0% for the three months ended June 30, 2006 from 22.3% for the three months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $4,000 (10.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended June 30, 2006 from 4.9% for the three months ended June 30, 2005. This percentage decrease was primarily due to (i) the increase in the average price of oil sold and (ii) the dollar decrease in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the three months ended June 30, 2006 from 9.1% for the three months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,856,310       $1,543,303
      Oil and gas production expenses           $  432,486       $  309,195
      Barrels produced                               8,578            9,160
      Mcf produced                                 211,885          186,200
      Average price/Bbl                         $    61.75       $    47.72
      Average price/Mcf                         $     6.26       $     5.94

      As shown in the table above, total oil and gas sales increased $313,000 (20.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $120,000 and $68,000 were related to increases in the average prices of oil and gas sold and (ii) $153,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $28,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 582 barrels, while volumes of gas sold increased 25,685 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by negative prior period volume adjustments made by the operators on several other wells during the six months ended June 30, 2005. The increase in volumes of gas sold was primarily due to (i) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure and (ii) a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005. These increases were partially offset by (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $123,000 (39.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) a $46,000 increase in lease operating expenses during the six months ended June 30, 2006 resulting from an increase in the II-E Partnership's gas balancing position on several wells, (ii) workover expenses incurred on several wells during the six months ended June 30, 2006, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2006 and (ii) workover expenses incurred on several wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 23.3% for the six months ended June 30, 2006 from 20.0% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,000 (3.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, this expense decreased to 4.1% for the six months ended June 30, 2006 from 5.2% for the six months ended June 30, 2005, primarily due to increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,000 (1.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the six months ended June 30, 2006 from 9.7% for the six months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $33,768,574   or  147.58%  of   Limited   Partners'   capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $932,342         $888,094
      Oil and gas production expenses             $141,019         $155,815
      Barrels produced                               6,293            6,372
      Mcf produced                                  91,531          103,555
      Average price/Bbl                           $  61.87         $  47.88
      Average price/Mcf                           $   5.93         $   5.63

      As shown in the table above, total oil and gas sales increased $44,000 (5.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase $88,000 and $28,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $4,000 and $68,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 79 barrels and 12,024 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,000 (9.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2006, (ii) workover expenses incurred on several wells during the three months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 2006. These decreases were partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.1% for the three months ended June 30, 2006 from 17.5% for the three months ended June 30, 2005. This percentage decrease was primarily due to
      (i) the dollar
      decrease in production expenses and (ii) the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $3,000 (8.7%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily the result of (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves, (ii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since June 30, 2005, and (iii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by increases of (i) $2,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended June 30, 2006 from 3.3% for the three months ended June 30, 2005. This percentage decrease was primarily due to (i) the dollar decrease in DD&A and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 5.1% for the three months ended June 30, 2006 from 5.4% for the three months ended June 30, 2005.


      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Oil and gas sales                           $1,885,994     $1,817,075
      Oil and gas production expenses             $  320,974     $  260,503
      Barrels produced                                12,548         13,195
      Mcf produced                                   183,199        207,938
      Average price/Bbl                           $    59.38     $    46.64
      Average price/Mcf                           $     6.23     $     5.78

      As shown in the table above, total oil and gas sales increased $69,000 (3.8%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $160,000 and $82,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $30,000 and $143,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 647 barrels and 24,739 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,000 (23.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by
      (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2006, (ii) workover expenses incurred on several other wells during the six months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses increased to 17.0% for the six months ended June 30, 2006 from 14.3% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $4,000 (6.1%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $4,000 was due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 was due to accretion of these additional asset retirement obligations. This increase was also the result of the abandonment of one significant well during the six months ended June 30, 2006 due to the lack of remaining reserves. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold,
      (ii) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, and (iii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since June 30, 2005. As a percentage of oil and gas sales, this expense remained constant at 3.3% for the six months ended June 30, 2006 and 2005.

      General and administrative expenses increased $2,000 (1.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 6.3% for the six months ended June 30, 2006 from 6.5% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $28,594,051   or  166.83%  of   Limited   Partners'   capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,983,171       $1,745,014
      Oil and gas production expenses           $  304,278       $  327,482
      Barrels produced                              13,211           13,416
      Mcf produced                                 198,058          198,301
      Average price/Bbl                         $    61.97       $    47.92
      Average price/Mcf                         $     5.88       $     5.56

      As shown in the table above, total oil and gas sales increased $238,000 (13.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase $186,000 and $64,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $10,000 and $2,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 205 barrels and 243 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,000 (7.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2006, (ii) workover expenses incurred on several wells during the three months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 2006. These decreases were partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.3% for the three months ended June 30, 2006 from 18.8% for the three months ended June 30, 2005, primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $3,000 (4.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily the result of (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves, (ii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since June 30, 2005, and (iii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by increases of (i) $3,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $3,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 3.1% for the three months ended June 30, 2006 from 3.7% for the three months ended June 30, 2005, primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 5.2% for the three months ended June 30, 2006 from 5.9% for the three months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $4,008,688       $3,733,841
      Oil and gas production expenses           $  689,266       $  565,142
      Barrels produced                              26,317           27,720
      Mcf produced                                 393,633          421,382
      Average price/Bbl                         $    59.52       $    46.66
      Average price/Mcf                         $     6.20       $     5.79

      As shown in the table above, total oil and gas sales increased $275,000 (7.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $338,000 and $163,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $65,000 and $161,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 1,403 barrels and 27,749 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $124,000 (22.0%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by
      (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2006, (ii) workover expenses incurred on several other wells during the six months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses increased to 17.2% for the six months ended June 30, 2006 from 15.1% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $9,000 (6.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $8,000 was due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $5,000 was due to accretion of these additional asset retirement obligations. This increase was also the result of the abandonment of one significant well during the six months ended June 30, 2006 due to the lack of remaining reserves. The increases in DD&A were partially offset by (i) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since June 30, 2005. As a percentage of oil and gas sales, this expense remained constant at 3.5% for the six months ended June 30, 2006 and 2005.

      General and administrative expenses increased $3,000 (1.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 5.8% for the six months ended June 30, 2006 from 6.1% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $59,901,371   or  160.94%  of   Limited   Partners'   capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2006               2005
                                                --------           --------
      Oil and gas sales                         $468,021           $411,152
      Oil and gas production expenses           $ 73,284           $ 77,270
      Barrels produced                             3,053              3,074
      Mcf produced                                46,733             47,242
      Average price/Bbl                         $  61.72           $  47.92
      Average price/Mcf                         $   5.98           $   5.59

      As shown in the table above, total oil and gas sales increased $57,000 (13.8%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase $42,000 and $19,000 were related to increases in the average prices of oil and gas sold.

      These increases were partially offset by decreases of $1,000 and $3,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 21 barrels and 509 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to
      (i) positive prior period volume adjustments made by the operators on several wells during the three months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,000 (5.2%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2006, (ii) workover expenses incurred on several wells during the three months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the three months ended June 30, 2006. These decreases were partially offset by (i) workover expenses incurred on several other wells during the three months ended June 30, 2006 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.7% for the three months ended June 30, 2006 from 18.8% for the three months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $2,000 (10.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily the result of (i) one significant well being fully depleted during the three months ended June 30, 2005 due to the lack of remaining reserves, (ii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since June 30, 2005, and (iii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by increases of (i) $1,000 due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended June 30, 2006 from 3.7% for the three months ended June 30, 2005. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 5.6% for the three months ended June 30, 2006 from 6.4% for the three months ended June 30, 2005, primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                  2006               2005
                                                --------           --------
      Oil and gas sales                         $946,365           $884,923
      Oil and gas production expenses           $165,603           $134,234
      Barrels produced                             6,033              6,396
      Mcf produced                                93,571            100,958
      Average price/Bbl                         $  59.50           $  46.66
      Average price/Mcf                         $   6.28           $   5.81

      As shown in the table above, total oil and gas sales increased $61,000 (6.9%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase $77,000 and $44,000 were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $17,000 and $43,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 363 barrels and 7,387 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decreases in volumes of oil and gas sold were primarily due to (i) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005 and (ii) normal declines in production. These decreases were partially offset by a negative prior period volume adjustment made by the operator on another significant well during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $31,000 (23.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006, (ii) the receipt of ad valorem tax credits on one significant well during the six months ended June 30, 2005, and (iii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by
      (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2006, (ii) workover expenses incurred on several other wells during the six months ended June 30, 2005, and (iii) a negative prior period production tax adjustment made by the operator on another significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, these expenses increased to 17.5% for the six months ended June 30, 2006 from 15.2% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $2,000 (6.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $2,000 was due to the depletion of additional capitalized costs resulting from the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 was due to accretion of these additional asset retirement obligations. This increase was also due to the abandonment of one significant well during the six months ended June 30, 2006 due to the lack of remaining reserves. The increases in DD&A were partially offset by (i) one significant well being fully depleted during the six months ended June 30, 2005 due to the lack of remaining reserves, (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since June 30, 2005. As a percentage of oil and gas sales, this expense remained constant at 3.5% for the six months ended June 30, 2006 and 2005.

      General and administrative expenses increased $2,000 (2.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses decreased to 8.0% for the six months ended June 30, 2006 from 8.3% for the six months ended June 30, 2005.

      Cumulative cash  distributions  to the Limited  Partners  through June 30,
      2006  were   $13,918,364   or  151.76%  of   Limited   Partners'   capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-A Partnership.

31.2     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-A Partnership.

31.3     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-B Partnership.

31.4     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-B Partnership.

31.5     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-C Partnership.

31.6     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-C Partnership.

31.7     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-D Partnership.

31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-D Partnership.

31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-E Partnership.

31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-E Partnership.

31.11    Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-F Partnership.

31.12    Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-F Partnership.

31.13    Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-G Partnership.

31.14    Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-G Partnership.

31.15    Certification   by  Dennis  R.  Neill  required  by  Rule
         13a-14(a)/15d-14(a) for the II-H Partnership.

31.16    Certification   by  Craig  D.  Loseke  required  by  Rule
         13a-14(a)/15d-14(a) for the II-H Partnership.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-A Partnership.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-B Partnership.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-C Partnership.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-D Partnership.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-E Partnership.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-F Partnership.

32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-G Partnership.

32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-H Partnership.

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

                                (Registrant)

                                BY:   GEODYNE RESOURCES, INC.

                                      General Partner


Date:  August 14, 2006          By:      /s/Dennis R. Neill
                                   --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  August 14, 2006          By:      /s/Craig D. Loseke
                                   --------------------------------
                                         (Signature)
                                         Craig D. Loseke
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-A.

31.2        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-A.

31.3        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-B.

31.4        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-B.

31.5        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-C.

31.6        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-C.

31.7        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-D.

31.8        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-D.

31.9        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-E.

31.10       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-E.

31.11       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-F.

31.12       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-F.

31.13       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-G.

31.14       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-G.

31.15       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-H.

31.16       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-H.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.