Form 10-Q
period 2006-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H
filed 2006-11-20
CIK 851724, 850506, 842881, 833526, 833054, 824894, 826345, 854062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             -------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $2,008,246       $2,121,512
   Accounts receivable:
      Oil and gas sales                         1,064,043        1,539,562
   Asset held for sale (Note 3)                   570,040                -
                                               ----------       ----------
        Total current assets                   $3,642,329       $3,661,074
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,883,333        2,469,366
DEFERRED CHARGE                                   556,575          601,624
                                               ----------       ----------
                                               $6,082,237       $6,732,064
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  269,005       $  347,424
   Gas imbalance payable                           94,752           96,957
   Asset retirement obligation -
      current (Note 1)                             19,696           41,485
   Asset retirement obligation -
      assets held for sale                        262,281                -
   Accounts payable of assets held
      for sale                                     64,602                -
                                               ----------       ----------
        Total current liabilities              $  710,336       $  485,866
LONG-TERM LIABILITIES:
   Accrued liability                           $  167,303       $  155,405
   Asset retirement obligation
      (Note 1)                                    621,577          863,302
                                               ----------       ----------
        Total long-term liabilities            $  788,880       $1,018,707
PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  186,540)     ($  132,231)
   Limited Partners, issued and
      outstanding, 484,283 units                4,769,561        5,359,722
                                               ----------       ----------
        Total Partners' capital                $4,583,021       $5,227,491
                                               ----------       ----------
                                               $6,082,237       $6,732,064
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $1,430,163      $1,654,121
   Interest income                                   14,469           8,398
   Other income                                         833               -
                                                 ----------      ----------
                                                 $1,445,465      $1,662,519

COSTS AND EXPENSES:
   Lease operating                               $   33,341      $  243,271
   Production tax                                    78,370          91,493
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     75,207         115,711
   Impairment provision                              12,869               -
   General and administrative
      (Note 2)                                      132,058         133,844
                                                 ----------      ----------
                                                 $  331,845      $  584,319
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $1,113,620      $1,078,200

   Income from discontinued operations
      (Note 3)                                      275,758         241,404
                                                 ----------      ----------
NET INCOME                                       $1,389,378      $1,319,604
                                                 ==========      ==========
GENERAL PARTNER:
   Net Income from continuing operations         $  117,842      $  117,394
   Net income from discontinued
      operations                                     28,149          29,088
   Net income                                       145,991         146,482

LIMITED PARTNERS:
   Net Income from continuing operations         $  995,778      $  960,806
   Net income from discontinued
      operations                                    247,609         212,316
   Net income                                     1,243,387       1,173,122

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     2.06      $     1.99
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.52            0.44
NET INCOME PER UNIT                                    2.58            2.43

UNITS OUTSTANDING                                   484,283         484,283

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $4,482,265      $4,561,548
   Interest income                                   46,127          21,283
   Other income                                         833               -
                                                 ----------      ----------
                                                 $4,529,225      $4,582,831

COSTS AND EXPENSES:
   Lease operating                               $  673,958      $  633,574
   Production tax                                   255,601         273,722
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    178,508         229,583
   Impairment provision                              12,869               -
   General and administrative
      (Note 2)                                      425,455         424,079
                                                 ----------      ----------
                                                 $1,546,391      $1,560,958
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $2,982,834      $3,021,873

   Net income from discontinued operations
      (Note 3)                                      688,824         589,695
                                                 ----------      ----------
NET INCOME                                       $3,671,658      $3,611,568
                                                 ==========      ==========
GENERAL PARTNER:
   Net income from continuing operations         $  310,895      $  320,721
   Net income from discontinued
      operations                                     70,924          65,155
   Net income                                       381,819         385,876

LIMITED PARTNERS:
   Net income from continuing operations         $2,671,939      $2,701,152
   Net income from discontinued
      operations                                    617,900         524,540
   Net income                                     3,289,839       3,225,692

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     5.52      $     5.58
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            1.28            1.08
NET INCOME PER UNIT                                    6.80            6.66

UNITS OUTSTANDING                                   484,283         484,283

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006            2005
                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $3,671,658      $3,611,568
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 197,636         298,306
      Impairment provision                          16,429               -
      Settlement of asset retirement
        obligation                             (    31,311)    (       188)
      (Increase) decrease in accounts
        receivable - oil and gas sales             362,540     (   512,784)
      Increase in accounts receivable -
        related party (Note 2)                           -     (       152)
      Decrease in deferred charge                   45,049          18,807
      Decrease in accounts payable             (    15,881)    (    63,721)
      Decrease in accrued liability -
        other                                            -     (    26,672)
      Decrease in gas imbalance
        payable                                (     2,205)    (       699)
      Increase (decrease) in accrued
        liability                                   11,898     (    25,980)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $4,255,813      $3,298,485
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   52,951)    ($  125,035)
   Proceeds from sale of oil and
      gas properties                                     -          27,282
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   52,951)    ($   97,753)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($4,316,128)    ($3,123,520)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($4,316,128)    ($3,123,520)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  113,266)     $   77,212

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           2,121,512       1,557,473
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $2,008,246      $1,634,685
                                                ==========      ==========









         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,234,017        $1,604,547
   Accounts receivable:
      Oil and gas sales                          778,910         1,127,488
   Assets held for sale (Note 3)                 226,155                 -
                                              ----------        ----------
        Total current assets                  $2,239,082        $2,732,035

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,308,507         1,544,218
DEFERRED CHARGE                                  248,928           271,456
                                              ----------        ----------
                                              $3,796,517        $4,547,709
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  192,342        $  229,602
   Gas imbalance payable                          38,679            35,564
   Asset retirement obligation -
      current (Note 1)                            11,980            11,476
   Asset retirement obligation -
      assets held for sale                       146,136                 -
   Accounts payable of assets held
      for sale                                    29,785                 -
                                              ----------        ----------
        Total current liabilities             $  418,922        $  276,642

LONG-TERM LIABILITIES:
   Accrued liability                          $   95,318        $   72,442
   Asset retirement obligation
      (Note 1)                                   239,141           372,410
                                              ----------        ----------
        Total long-term liabilities           $  334,459        $  444,852

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  223,917)      ($  178,888)
   Limited Partners, issued and
      outstanding, 361,719 units               3,267,053         4,005,103
                                              ----------        ----------
        Total Partners' capital               $3,043,136        $3,826,215
                                              ----------        ----------
                                              $3,796,517        $4,547,709
                                              ==========        ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006           2005
                                                 ----------   ----------
REVENUES:
   Oil and gas sales                             $1,121,924      $1,328,591
   Interest income                                    9,955           5,544
                                                 ----------      ----------
                                                 $1,131,879      $1,334,135

COSTS AND EXPENSES:
   Lease operating                               $  246,601      $  207,933
   Production tax                                    65,881          75,134
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     64,534          80,385
   Impairment provision                               6,569               -
   General and administrative
      (Note 2)                                       98,906         100,305
                                                 ----------      ----------
                                                 $  482,491      $  463,757
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $  649,388      $  870,378

   Income from discontinued operations
      (Note 3)                                      123,090         152,387
                                                 ----------      ----------
NET INCOME                                       $  772,478      $1,022,765
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $   70,342      $   93,718
   Net income from discontinued
      operations                                     12,493          16,855
   Net income                                        82,835         110,573

LIMITED PARTNERS:
   Net income from continuing operations         $  579,046      $  776,660
   Net income from discontinued
      operations                                    110,597         135,532
   Net income                                       689,643         912,192

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     1.60      $     2.15
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.30            0.37
NET INCOME PER UNIT                                    1.90            2.52

UNITS OUTSTANDING                                   361,719         361,719

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006             2005
                                                 ----------       ----------
REVENUES:
   Oil and gas sales                             $3,580,179       $3,522,701
   Interest income                                   33,046           14,425
                                                 ----------       ----------
                                                 $3,613,225       $3,537,126

COSTS AND EXPENSES:
   Lease operating                               $  730,903       $  543,610
   Production tax                                   207,127          218,973
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    130,018          199,731
   Impairment provision                               6,569                -
   General and administrative
      (Note 2)                                      324,567          323,180
                                                 ----------       ----------
                                                 $1,399,184       $1,285,494
                                                 ----------       ----------

INCOME FROM CONTINUING OPERATIONS                $2,214,041       $2,251,632

   Income from discontinued operations
      (Note 3)                                      352,229          364,415
                                                 ----------       ----------
NET INCOME                                       $2,566,270       $2,616,047
                                                 ==========       ==========

GENERAL PARTNER:
   Net income from continuing operations         $  230,392       $  241,696
   Net income from discontinued
      operations                                     35,928           38,302
   Net income                                       266,320          279,998

LIMITED PARTNERS:
   Net income from continuing operations         $1,983,649       $2,009,936
   Net income from discontinued
      operations                                    316,301          326,113
   Net income                                     2,299,950        2,336,049

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     5.48       $     5.56
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.87             0.90
NET INCOME PER UNIT                                    6.35             6.46

UNITS OUTSTANDING                                   361,719          361,719

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006           2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,566,270     $2,616,047
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  137,379        220,406
      Impairment provision                            7,044              -
      Settlement of asset retirement
        obligations                                       -    (        58)
      (Increase) decrease in accounts
        receivable - oil and gas sales              240,262    (   415,768)
      (Increase) decrease in deferred
        charge                                       22,528    (    13,585)
      Decrease in accounts payable              (     4,243)   (    64,927)
      Increase (decrease) in gas
        imbalance payable                             3,115    (     3,188)
      Increase in accrued liability                  22,876         12,812
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $2,995,231     $2,351,739
                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   16,412)   ($  111,834)
   Proceeds from sale of oil and gas
      properties                                          -         32,405
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   16,412)   ($   79,429)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($3,349,349)   ($2,206,575)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($3,349,349)   ($2,206,575)
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  370,530)    $   65,735

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,604,547      1,079,057
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,234,017     $1,144,792
                                                 ==========     ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  584,598       $  812,768
   Accounts receivable:
      Oil and gas sales                           438,658          643,141
   Assets held for sale (Note 3)                   21,720                -
                                               ----------       ----------
        Total current assets                   $1,044,976       $1,455,909

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  653,076          728,242
DEFERRED CHARGE                                   142,787          155,926
                                               ----------       ----------
                                               $1,840,839       $2,340,077
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   88,735       $  127,265
   Gas imbalance payable                           13,080           13,454
   Asset retirement obligation -
      current (Note 1)                             17,079            9,569
   Asset retirement obligation -
      assets held for sale                          4,660                -
   Accounts payable of assets held
      for sale                                      2,239                -
                                               ----------       ----------
        Total current liabilities              $  125,793       $  150,288

LONG-TERM LIABILITIES:
   Accrued liability                           $   51,634       $   44,603
   Asset retirement obligation
      (Note 1)                                    124,226          131,222
                                               ----------       ----------
        Total long-term liabilities            $  175,860       $  175,825
PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   85,958)     ($   57,416)
   Limited Partners, issued and
      outstanding, 154,621 units                1,625,144        2,071,380
                                               ----------       ----------
        Total Partners' capital                $1,539,186       $2,013,964
                                               ----------       ----------
                                               $1,840,839       $2,340,077
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                     2006           2005
                                                   --------       --------
REVENUES:
   Oil and gas sales                               $635,539       $713,887
   Interest income                                    4,681          2,741
                                                   --------       --------
                                                   $640,220       $716,628

COSTS AND EXPENSES:
   Lease operating                                 $118,531       $ 97,384
   Production tax                                    38,794         45,185
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     47,553         40,835
   Impairment provision                               5,336              -
   General and administrative
      (Note 2)                                       42,892         43,640
                                                   --------       --------
                                                   $253,106       $227,044
                                                   --------       --------

INCOME FROM CONTINUING OPERATIONS                  $387,114       $489,584

   Income from discontinued operations
      (Note 3)                                       13,566         30,798
                                                   --------       --------
NET INCOME                                         $400,680       $520,382
                                                   ========       ========

GENERAL PARTNER:
   Net income from continuing operations           $ 43,004       $ 52,360
   Net income from discontinued
      operations                                      1,361          3,163
   Net income                                        44,365         55,523

LIMITED PARTNERS:
   Net income from continuing operations           $344,110       $437,224
   Net income from discontinued
      operations                                     12,205         27,635
   Net income                                       356,315        464,859

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   2.22       $   2.83
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.08           0.18
NET INCOME PER UNIT                                    2.30           3.01

UNITS OUTSTANDING                                   154,621        154,621

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $1,962,501      $1,975,481
   Interest income                                   16,374           6,959
                                                 ----------      ----------
                                                 $1,978,875      $1,982,440

COSTS AND EXPENSES:
   Lease operating                               $  356,122      $  226,819
   Production tax                                   120,388         134,129
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     81,154          89,466
   Impairment provision                               5,336               -
   General and administrative
      (Note 2)                                      154,114         152,710
                                                 ----------      ----------
                                                 $  717,114      $  603,124
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $1,261,761      $1,379,316

   Income from discontinued operations
      (Note 3)                                       44,852          58,661
                                                 ----------      ----------
                                                 $1,306,613      $1,437,977
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $  132,323      $  145,288
   Net income from discontinued
      operations                                      4,526           5,986
   Net income                                       136,849         151,274

LIMITED PARTNERS:
   Net income from continuing operations         $1,129,438      $1,234,028
   Net income from discontinued
      operations                                     40,326          52,675
   Net income                                     1,169,764       1,286,703

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     7.30      $     7.98
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.26            0.34
NET INCOME PER UNIT                                    7.56            8.32

UNITS OUTSTANDING                                   154,621         154,621

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006           2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,306,613      $1,437,977
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  81,606          90,801
      Impairment provision                           5,336               -
      Settlement of asset retirement
        obligations                                      -     (        40)
      (Increase) decrease in accounts
        receivable - oil and gas sales             189,404     (   212,124)
      (Increase) decrease in deferred
        charge                                      13,139     (    27,439)
      Decrease in accounts payable             (    35,134)    (    21,833)
      Decrease in gas imbalance payable        (       374)    (     1,803)
      Increase in accrued liability                  7,031           1,694
                                                ----------      ----------
Net cash provided by operating
   activities                                   $1,567,621      $1,267,233
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   14,400)    ($   58,239)
   Proceeds from sale of oil and gas
      properties                                         -          13,888
                                                ----------      ----------
Net cash used by investing
   activities                                  ($   14,400)    ($   44,351)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,781,391)    ($1,154,849)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($1,781,391)    ($1,154,849)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  228,170)     $   68,033

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             812,768         506,061
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  584,598      $  574,094
                                                ==========      ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2006              2005
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,042,302       $1,661,561
   Accounts receivable:
      Oil and gas sales                         1,031,901        1,544,131
   Assets held for sale (Note 3)                  152,214                -
                                               ----------       ----------
        Total current assets                   $2,226,417       $3,205,692

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,273,463        1,559,585
DEFERRED CHARGE                                   359,815          371,875
                                               ----------       ----------
                                               $3,859,695       $5,137,152
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  143,449       $  181,287
   Gas imbalance payable                           16,395           17,598
   Asset retirement obligation -
      current (Note 1)                             68,099           45,216
   Asset retirement obligation -
      assets held for sale (Note 3)                43,125                -
   Accounts payable of assets held
      for sale                                     20,607                -
                                               ----------       ----------
        Total current liabilities              $  291,675       $  244,101
LONG-TERM LIABILITIES:
   Accrued liability                           $  126,350       $  102,928
   Asset retirement obligation
      (Note 1)                                    351,429          403,397
                                               ----------       ----------
        Total long-term liabilities            $  477,779       $  506,325

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  136,424)     ($   65,352)
   Limited Partners, issued and
      outstanding, 314,878 units                3,226,665        4,452,078
                                               ----------       ----------
        Total Partners' capital                $3,090,241       $4,386,726
                                               ----------       ----------
                                               $3,859,695       $5,137,152
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                 ----------      ----------
 REVENUES:
   Oil and gas sales                             $1,245,970      $1,382,526
   Interest income                                    8,853           5,067
                                                 ----------      ----------
                                                 $1,254,823      $1,387,593

COSTS AND EXPENSES:
   Lease operating                               $  196,664      $  171,598
   Production tax                                    81,043          98,568
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    228,372          73,388
   Impairment provision                               3,250               -
   General and administrative
      (Note 2)                                       86,239          87,490
                                                 ----------      ----------
                                                 $  595,568      $  431,044
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $  659,255      $  956,549

   Income from discontinued operations
      (Note 3)                                       49,176          94,371
                                                 ----------      ----------
NET INCOME                                       $  708,431      $1,050,920
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $   85,886      $  101,753
   Net income from discontinued
      operations                                      4,944          10,093
   Net income                                        90,830         111,846

LIMITED PARTNERS:
   Net income from continuing operations         $  573,369      $  854,796
   Net income from discontinued
      operations                                     44,232          84,278
   Net income                                       617,601         939,074

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     1.82      $     2.72
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            0.14            0.27
NET INCOME PER UNIT                                    1.96            2.99

UNITS OUTSTANDING                                   314,878         314,878

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                     2006           2005
                                                  ----------     ----------
REVENUES:
   Oil and gas sales                              $3,690,710     $3,896,469
   Interest income                                    35,495         13,300
   Other income                                            -          8,411
                                                  ----------     ----------
                                                  $3,726,205     $3,918,180

COSTS AND EXPENSES:
   Lease operating                                $  561,127     $  456,532
   Production tax                                    234,394        274,551
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     320,169        112,274
   Impairment provision                                3,250              -
   General and administrative
      (Note 2)                                       286,000        284,610
                                                  ----------     ----------
                                                  $1,404,940     $1,127,967
                                                  ----------     ----------

INCOME FROM CONTINUING OPERATIONS                 $2,321,265     $2,790,213

   Income from discontinued operations
      (Note 3)                                       199,157        200,280
                                                  ----------     ----------
NET INCOME                                        $2,520,422     $2,990,493
                                                  ==========     ==========

GENERAL PARTNER:
   Net income from continuing operations          $  257,685     $  287,039
   Net income from discontinued
      operations                                      20,150         20,847
   Net income                                        277,835        307,886

LIMITED PARTNERS:
   Net income from continuing operations          $2,063,580     $2,503,174
   Net income from discontinued
      operations                                     179,007        179,433
   Net income                                      2,242,587      2,682,607

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $     6.55     $     7.95
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                             0.57           0.57
NET INCOME PER UNIT                                     7.12           8.52

UNITS OUTSTANDING                                    314,878        314,878

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                 2006             2005
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,520,422        $2,990,493
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                322,773           121,370
     Impairment provision                          3,250                 -
     (Increase) decrease in accounts
       receivable - oil and gas sales            417,203       (   459,335)
     (Increase) decrease in deferred
       charge                                     12,060       (    26,364)
     Decrease in accounts payable            (    18,204)      (     5,137)
     Decrease in gas imbalance
       payable                               (     1,203)      (     1,536)
     Increase (decrease) in accrued
       liability                                  23,422       (     6,341)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $3,279,723        $2,613,150
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   85,218)      ($  163,161)
   Proceeds from sale of oil and gas
     properties                                    3,143            14,995
                                              ----------        ----------
Net cash used by investing
   activities                                ($   82,075)      ($  148,166)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($3,816,907)      ($2,261,216)
                                              ----------        ----------
Net cash used by financing
   activities                                ($3,816,907)      ($2,261,216)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  619,259)       $  203,768

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,661,561           967,251
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,042,302        $1,171,019
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  791,807        $1,290,961
   Accounts receivable:
      Oil and gas sales                          347,272           822,197
   Assets held for sale (Note 3)                 449,947
                                              ----------        ----------
        Total current assets                  $1,589,026        $2,113,158

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 849,630         1,209,059
DEFERRED CHARGE                                  208,171           209,941
                                              ----------        ----------
                                              $2,646,827        $3,532,158
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  111,025        $  128,602
   Gas imbalance payable                          43,424            43,424
   Asset retirement obligation -
      current (Note 1)                             9,017             6,501
   Asset retirement obligation -
      assets held for sale (Note 3)              107,875                 -
   Accounts payable of assets held
      for sale                                    26,133                 -
                                              ----------        ----------
        Total current liabilities             $  297,474        $  178,527

LONG-TERM LIABILITIES:
   Accrued liability                          $   69,372        $   25,448
   Asset retirement obligation
      (Note 1)                                   128,871           230,556
                                              ----------        ----------
        Total long-term liabilities           $  198,243        $  256,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  119,181)      ($   67,016)
   Limited Partners, issued and
      outstanding, 228,821 units               2,270,291         3,164,643
                                              ----------        ----------
        Total Partners' capital               $2,151,110        $3,097,627
                                              ----------        ----------
                                              $2,646,827        $3,532,158
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006           2005
                                                   --------       --------
REVENUES:
   Oil and gas sales                               $547,648       $630,124
   Interest income                                    6,984          3,637
   Gain on sale of oil and gas
      properties                                         11              -
   Other income                                       7,493              -
                                                   --------       --------
                                                   $562,136       $633,761
COSTS AND EXPENSES:
   Lease operating                                 $167,396       $ 83,726
   Production tax                                    33,460         45,164
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     29,458         36,596
   Impairment provision                              20,278              -
   General and administrative
      (Note 2)                                       62,961         63,943
                                                   --------       --------
                                                   $313,553       $229,429
                                                   --------       --------

INCOME FROM CONTINUING OPERATIONS                  $248,583       $404,332

   Income from discontinued operations
      (Note 3)                                      278,793        254,525
                                                   --------       --------
NET INCOME                                         $527,376       $658,857
                                                   ========       ========

GENERAL PARTNER:
   Net income from continuing operations           $ 28,636       $ 43,363
   Net income from discontinued
      operations                                     29,361         27,267
   Net income                                        57,997         70,630

LIMITED PARTNERS:
   Net income from continuing operations           $219,947       $360,969
   Net income from discontinued
      operations                                    249,432        227,258
   Net income                                       469,379        588,227

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   0.96       $   1.58
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            1.09           0.99
NET INCOME PER UNIT                                    2.05           2.57

UNITS OUTSTANDING                                   228,821        228,821

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $1,804,494      $1,647,850
   Interest income                                   25,781           9,128
   Gain on sale of oil and gas
      properties                                         11               -
   Other income                                       7,493           5,177
                                                 ----------      ----------
                                                 $1,837,779      $1,662,155
COSTS AND EXPENSES:
   Lease operating                               $  393,628      $  219,047
   Production tax                                   120,395         114,225
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     74,318          75,235
   Impairment provision                              20,278               -
   General and administrative
      (Note 2)                                      215,186         213,789
                                                 ----------      ----------
                                                 $  823,805      $  622,296
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $1,013,974      $1,039,859

   Income from discontinued operations
      (Note 3)                                      727,064         634,268
                                                 ----------      ----------
NET INCOME                                       $1,741,038      $1,674,127
                                                 ==========      ==========
GENERAL PARTNER:
   Net income from continuing operations         $  107,333      $  109,378
   Net income from discontinued
      operations                                     77,057          68,933
   Net income                                       184,390         178,311

LMIITED PARTNERS:
   Net income from continuing operations         $  906,641      $  930,481
   Net income from discontinued
      operations                                    650,007         565,335
   Net income                                     1,556,648       1,495,816

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.96      $     4.07
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            2.84            2.47
NET INCOME PER UNIT                                    6.80            6.54

UNITS OUTSTANDING                                   228,821         228,821

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                  2006             2005
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,741,038       $1,674,127
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                107,484          136,410
      Impairment provision                         35,449                -
      Gain on sale of oil and gas
        properties                            (        11)               -
      Settlement of asset retirement
        obligation                            (       127)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales            274,101      (   333,378)
      (Increase) decrease in deferred
        charge                                      1,770      (     3,668)
      Increase (decrease) in accounts
        payable                                     9,953      (    77,841)
      Increase (decrease) in accrued
        liability                                  43,924      (       449)
                                               ----------       ----------
Net cash provided by operating
   activities                                  $2,213,581       $1,395,201
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($   25,180)     ($   31,572)
                                               ----------       ----------
Net cash used by investing
   activities                                 ($   25,180)     ($   31,572)
                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($2,687,555)     ($1,323,143)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($2,687,555)     ($1,323,143)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($  499,154)      $   40,486

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          1,290,961          680,844
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  791,807       $  721,330
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  869,065       $  921,812
   Accounts receivable:
      Oil and gas sales                           245,058          819,472
   Assets held for sale (Note 3)                  831,984                -
                                               ----------       ----------
        Total current assets                   $1,946,107       $1,741,284

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  625,822        1,169,138
DEFERRED CHARGE                                    30,448           30,727
                                               ----------       ----------
                                               $2,602,377       $2,941,149
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   34,003       $  148,786
   Gas imbalance payable                            2,024            2,312
   Asset retirement obligation -
      current (Note 1)                              3,358            1,909
   Asset retirement obligation -
      assets held for sale                         82,764                -
   Accounts payable for assets held
      for sale                                     38,189                -
                                               ----------       ----------
        Total current liabilities              $  160,338       $  153,007

LONG-TERM LIABILITIES:
   Accrued liability                           $   25,662       $   26,676
   Asset retirement obligation
      (Note 1)                                    118,930          195,940
                                               ----------       ----------
        Total long-term liabilities            $  144,592       $  222,616

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   58,000)     ($   46,261)
   Limited Partners, issued and
      outstanding, 171,400 Units                2,355,447        2,611,787
                                               ----------       ----------
        Total Partners' capital                $2,297,447       $2,565,526
                                               ----------       ----------
                                               $2,602,377       $2,941,149
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006             2005
                                                   --------         --------
REVENUES:
   Oil and gas sales                               $403,881         $457,409
   Interest income                                    6,969            3,885
   Gain on sale of oil and gas
      Properties                                         28                -
   Other income                                      18,316                -
                                                   --------         --------
                                                   $429,194         $461,294
COSTS AND EXPENSES:
   Lease operating                                 $ 68,605         $ 48,166
   Production tax                                    24,515           31,719
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     58,598           29,843
   Impairment provision                              24,473                -
   General and administrative
      (Note 2)                                       47,431           47,920
                                                   --------         --------
                                                   $223,622         $157,648
                                                   --------         --------

INCOME FROM CONTINUING OPERATIONS                  $205,572         $303,646

   Income from discontinued operations
      (Note 3)                                      551,957          478,851
                                                   --------         --------
NET INCOME                                         $757,529         $782,497
                                                   ========         ========

GENERAL PARTNER:
   Net income from continuing operations           $ 27,337         $ 32,662
   Net income from discontinued
      operations                                     55,290           49,196
   Net income                                        82,627           81,858

LIMITED PARTNERS:
   Net income from continuing operations           $178,235         $270,984
   Net income from discontinued
      operations                                    496,667          429,655
   Net income                                       674,902          700,639

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                        $   1.04         $   1.58
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            2.90             2.50
NET INCOME PER UNIT                                    3.94             4.08

UNITS OUTSTANDING                                   171,400          171,400

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $1,198,064      $1,270,105
   Interest income                                   21,183           9,271
   Gain on sale of oil and gas
      properties                                         28               -
   Other income                                      18,316               -
                                                 ----------      ----------
                                                 $1,237,591      $1,279,376
COSTS AND EXPENSES:
   Lease operating                               $  197,659      $  139,107
   Production tax                                    77,135          79,565
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     99,575          68,970
   Impairment provision                              24,473               -
   General and administrative
      (Note 2)                                      167,072         165,358
                                                 ----------      ----------
                                                 $  565,914      $  453,000
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $  671,677      $  826,376

   Income from discontinued operations
      (Note 3)                                    1,482,519       1,341,338
                                                 ----------      ----------
                                                 $2,154,196      $2,167,714
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $   76,214      $   87,918
   Net income from discontinued
      operations                                    150,322         137,261
   Net income                                       226,536         225,179

LIMITED PARTNERS:
   Net income from continuing operations         $  595,463      $  738,458
   Net income from discontinued
      operations                                  1,332,197       1,204,077
   Net income                                     1,927,660       1,942,535

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.47      $     4.31
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            7.77            7.02
NET INCOME PER UNIT                                   11.24           11.33

UNITS OUTSTANDING                                   171,400         171,400

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,154,196      $2,167,714
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 122,525         103,718
      Impairment provision                          24,523               -
      Gain on sale of oil and gas
        properties                             (        28)              -
      Settlement of asset retirement
        obligation                             (       307)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             192,023     (   366,897)
      Decrease in deferred charge                      279           2,899
      Decrease in accounts payable             (    73,579)    (   145,094)
      Decrease in gas imbalance payable        (       288)    (     1,157)
      Increase (decrease) in accrued
        liability                              (     1,014)            521
                                                ----------      ----------
Net cash provided by operating
   activities                                   $2,418,330      $1,761,704
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   48,802)    ($   25,527)
                                                ----------      ----------
Net cash used by investing activities          ($   48,802)    ($   25,527)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,422,275)    ($1,617,426)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($2,422,275)    ($1,617,426)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   52,747)     $  118,751

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             921,812         657,406
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  869,065      $  776,157
                                                ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $1,854,706       $1,970,349
   Accounts receivable:
      Oil and gas sales                           815,881        1,749,695
   Assets held for sale (Note 3)                1,468,557                -
                                               ----------       ----------
        Total current assets                   $4,139,144       $3,720,044

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,368,474        2,514,404
DEFERRED CHARGE                                    65,048           65,542
                                               ----------       ----------
                                               $5,572,666       $6,299,990
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   78,801       $  314,015
   Gas imbalance payable                           10,572           15,317
   Asset retirement obligation -
      current (Note 1)                              7,015            3,988
   Asset retirement obligation -
      assets held for sale                        175,724                -
   Accounts payable of assets held
      for sale                                     75,065                -
                                               ----------       ----------
        Total current liabilities              $  347,177       $  333,320

LONG-TERM LIABILITIES:
   Accrued liability                           $   45,042       $   45,118
   Asset retirement obligation
      (Note 1)                                    256,672          420,055
                                               ----------       ----------
        Total long-term liabilities            $  301,714       $  465,173

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   15,463)      $    9,830
   Limited Partners, issued and
      outstanding, 372,189 Units                4,939,238        5,491,667
                                               ----------       ----------
        Total Partners' capital                $4,923,775       $5,501,497
                                               ----------       ----------
                                               $5,572,666       $6,299,990
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $  869,824      $1,042,268
   Interest income                                   15,020           8,397
   Gain on sale of oil and gas
      properties                                         53               -
   Other income                                      38,302               -
                                                 ----------      ----------
                                                 $  923,199      $1,050,665
COSTS AND EXPENSES:
   Lease operating                               $  145,709      $  108,013
   Production tax                                    52,858          72,465
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    125,970          63,881
   Impairment provision                              54,129               -
   General and administrative
      (Note 2)                                      101,740         102,861
                                                 ----------      ----------
                                                 $  480,406      $  347,220
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $  442,793      $  703,445

   Income from discontinued operations
      (Note 3)                                    1,161,092       1,086,099
                                                 ----------      ----------
NET INCOME                                       $1,603,885      $1,789,544
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $   58,987      $   75,254
   Net income from discontinued
      operations                                    116,309         111,392
   Net income                                       175,296         186,646

LIMITED PARTNERS:
   Net income from continuing operations         $  383,806      $  628,191
   Net income from discontinued
      operations                                  1,044,783         974,707
   Net income                                     1,428,589       1,602,898

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     1.03      $     1.69
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            2.81            2.62
NET INCOME PER UNIT                                    3.84            4.31

UNITS OUTSTANDING                                   372,189         372,189

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $2,584,373      $2,733,911
   Interest income                                   45,729          20,062
   Gain on sale of oil and gas
      properties                                         53               -
   Other income                                      38,302               -
                                                 ----------      ----------
                                                 $2,668,457      $2,753,973
COSTS AND EXPENSES:
   Lease operating                               $  426,971      $  306,639
   Production tax                                   167,319         172,738
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    213,029         149,054
   Impairment provision                              54,129               -
   General and administrative
      (Note 2)                                      332,336         330,639
                                                 ----------      ----------
                                                 $1,193,784      $  959,070
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $1,474,673      $1,794,903

   Income from discontinued operations
      (Note 3)                                    3,109,686       2,816,887
                                                 ----------      ----------
NET INCOME                                       $4,584,359      $4,611,790
                                                 ==========      ==========

GENERAL PARTNER:
   Net income from continuing operations         $  166,939      $  190,899
   Net income from discontinued
      operations                                    315,849         288,536
   Net income                                       482,788         479,435

LIMITED PARTNERS:
   Net income from continuing operations         $1,307,734      $1,604,004
   Net income from discontinued
      operations                                  2,793,837       2,528,351
   Net income                                     4,101,571       4,132,355

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.51      $     4.31
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            7.51            6.79
NET INCOME PER UNIT                                   11.02           11.10

UNITS OUTSTANDING                                   372,189         372,189

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006            2005
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $4,584,359      $4,611,790
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 267,149         225,137
      Impairment provision                          54,235               -
      Gain on sale of oil and gas
        properties                             (        53)              -
      Settlement of asset retirement
        obligation                             (       641)              -
      (Increase) decrease in accounts
        receivable - oil and gas sales             401,422     (   781,310)
      Decrease in deferred charge                      494           6,331
      Decrease in accounts payable             (   153,889)    (   305,682)
      Decrease in gas imbalance payable        (     4,745)    (     2,327)
      Increase (decrease) in accrued
        liability                              (        76)          6,618
                                                ----------      ----------
Net cash provided by operating
   activities                                   $5,148,255      $3,760,557
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  101,817)    ($   54,376)
                                                ----------      ----------
Net cash used by investing
   activities                                  ($  101,817)    ($   54,376)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($5,162,081)    ($3,452,903)
                                                ----------      ----------
Net cash used by financing
   activities                                  ($5,162,081)    ($3,452,903)
                                                ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($  115,643)     $  253,278

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,970,349       1,401,928
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,854,706      $1,655,206
                                                ==========      ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                  2006             2005
                                              ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $  437,417       $  465,378
   Accounts receivable:
      Oil and gas sales                           125,802          409,173
   Assets held for sale (Note 3)                  401,351                -
                                               ----------       ----------
        Total current assets                   $  964,570       $  874,551

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  333,775          597,072

DEFERRED CHARGE                                    16,716           16,952
                                               ----------       ----------
                                               $1,315,061       $1,488,575
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   18,002       $   73,876
   Asset retirement obligation -
      current (Note 1)                              1,623              922
   Asset retirement obligation -
      assets held for sale                         42,158                -
   Accounts payable of assets held
      for sale                                     18,741                -
                                               ----------       ----------
        Total current liabilities              $   80,524       $   74,798

LONG-TERM LIABILITIES:
   Accrued liability                           $   14,524       $   15,003
   Asset retirement obligation
      (Note 1)                                     63,359          102,427
                                               ----------       ----------
        Total long-term liabilities            $   77,883       $  117,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   35,271)     ($   28,897)
   Limited Partners, issued and
      outstanding, 91,711 Units                 1,191,925        1,325,244
                                               ----------       ----------
        Total Partners' capital                $1,156,654       $1,296,347
                                               ----------       ----------
                                               $1,315,061       $1,488,575
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                       2006          2005
                                                     --------    --------
REVENUES:
   Oil and gas sales                                 $211,788      $252,643
   Interest income                                      3,442         1,922
   Gain on sale of oil and gas
      properties                                           12             -
   Other income                                         8,859             -
                                                     --------      --------
                                                     $224,101      $254,565
COSTS AND EXPENSES:
   Lease operating                                   $ 34,478      $ 26,645
   Production tax                                      13,179        17,803
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                       30,190        15,480
   Impairment provision                                 6,935             -
   General and administrative
      (Note 2)                                         25,875        26,113
                                                     --------      --------
                                                     $110,657      $ 86,041
                                                     --------      --------

INCOME FROM CONTINUING OPERATIONS                    $113,444      $168,524

   Income from discontinued operations
      (Note 3)                                        269,635       252,130
                                                     --------      --------
NET INCOME                                           $383,079      $420,654
                                                     ========      ========

GENERAL PARTNER:
   Net income from continuing operations             $ 14,342      $ 18,054
   Net income from discontinued
      operations                                       27,009        25,869
   Net income                                          41,351        43,923

LIMITED PARTNERS:
   Net income from continuing operations             $ 99,102      $150,470
   Net income from discontinued
      operations                                      242,626       226,261
   Net income                                         341,728       376,731

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                          $   1.08      $   1.64
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                              2.64          2.46
NET INCOME PER UNIT                                      3.72          4.10

UNITS OUTSTANDING                                      91,711        91,711

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
REVENUES:
   Oil and gas sales                             $  626,607      $  663,526
   Interest income                                   10,458           4,524
   Gain on sale of oil and gas
      properties                                         12               -
   Other income                                       8,859               -
                                                 ----------      ----------
                                                 $  645,936      $  668,050
COSTS AND EXPENSES:
   Lease operating                               $  103,193      $   74,837
   Production tax                                    41,356          42,773
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     50,669          35,793
   Impairment provision                               6,935               -
   General and administrative
      (Note 2)                                      101,472          99,751
                                                 ----------      ----------
                                                 $  303,625      $  253,154
                                                 ----------      ----------

INCOME FROM CONTINUING OPERATIONS                $  342,311      $  414,896

   Income from discontinued operations
      (Note 3)                                      719,907         654,333
                                                 ----------      ----------
NET INCOME                                       $1,062,218      $1,069,229
                                                 ==========      ==========
GENERAL PARTNER:
   Net income from continuing operations         $   38,370      $   44,259
   Net income from discontinued
      operations                                     73,167          67,058
   Net income                                       111,537         111,317

LIMITED PARTNERS:
   Net income from continuing operations         $  303,941      $  370,637
   Net income from discontinued
      operations                                    646,740         587,275
   Net income                                       950,681         957,912

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                      $     3.31      $     4.04
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            7.05            6.40
NET INCOME PER UNIT                                   10.36           10.44

UNITS OUTSTANDING                                    91,711          91,711

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                   2006             2005
                                                ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,062,218       $1,069,229
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  63,728           53,845
      Impairment provision                           6,947                -
      Gain on sale of oil and gas
        properties                             (        12)               -
      Settlement of asset retirement
        obligation                             (       147)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales             100,603      (   180,927)
      Decrease in deferred charge                      236            2,717
      Decrease in accounts payable             (    35,704)     (    71,762)
      Decrease in accrued liability            (       479)     (        23)
                                                ----------       ----------
Net cash provided by operating
   activities                                   $1,197,390       $  873,079
                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   23,440)     ($   13,003)
                                                ----------       ----------
Net cash used by investing
   activities                                  ($   23,440)     ($   13,003)
                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,201,911)     ($  796,751)
                                                ----------       ----------
Net cash used by financing
   activities                                  ($1,201,911)     ($  796,751)
                                                ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($   27,961)      $   63,325

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             465,378          329,148
                                                ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  437,417       $  392,473
                                                ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2006, combined statements of operations for the three and nine months ended September 30, 2006 and 2005, and combined statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2006, the combined results of operations for the three and nine months ended September 30, 2006 and 2005, and the combined cash flows for the nine months ended September 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157), which establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007.

      The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.


      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the Statements of Cash Flows include cash flows attributable to
      discontinued   operations  and  assets  held  for  sale  for  all  periods presented.


      DISCONTINUED OPERATIONS
      ----------------------

      As further discussed in Note 3, the II-A, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction on October 11, 2006. It is anticipated that additional properties for all of the Partnerships will be sold at auction in December 2006 and February 2007. The following chart shows the number of properties anticipated to be sold under the plan and their associated proved reserves as of September 30, 2006.

                                    Number of                 Proved
            Partnership            Properties                Reserves
            -----------          ---------------          --------------
               II-A                     57                  $ 5,214,000
               II-B                     41                    2,133,000
               II-C                     14                      182,000
               II-D                      8                    1,476,000
               II-E                    260                    3,485,000
               II-F                    258                    7,916,000
               II-G                    258                   16,583,000
               II-H                    258                    3,853,000

      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.


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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeds the expected undiscounted future cash flows for such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $13,000, $7,000, $5,000, $3,000, $20,000, $24,000, $54,000, and

      $7,000 for the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships, respectively. Since oil and natural gas prices remain volatile, the Partnerships may be required to write down the carrying value of its oil and natural gas properties at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.

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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2006, the II-A, II-B, II-C, II-D, II-E, II-F, II-G, and II-H Partnerships recognized $72,000, $23,000, $10,000, $37,000,
      $21,000,  $14,000,  $30,000  and $7,000 of an  increase  in  depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2006 and 2005 are as shown below.

                                II-A Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $894,681          $400,259
      Additions and revisions                          -           455,395
      Settlements and disposals                (   1,343)                -
      Accretion expense                           10,216            22,249
      Discontinued operations                  ( 262,281)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $641,273          $877,903
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $904,787          $393,670
      Additions and revisions                          -           455,751
      Settlements and disposals                (  32,600)        (   1,820)
      Accretion expense                           31,367            30,302
      Discontinued operations                  ( 262,281)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $641,273          $877,903
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 19,696          $ 16,851
      Asset Retirement Obligation -
         Long-Term                               621,577           861,052

                                II-B Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $392,841          $213,451
      Additions and revisions                          -           151,673
      Accretion expense                            4,416             8,229
      Discontinued operations                  ( 146,136)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $251,121          $373,353
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $383,886          $210,198
      Additions and revisions                          -           151,673
      Settlements and disposals                        -         (     987)
      Accretion expense                           13,371            12,469
      Discontinued operations                  ( 146,136)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $251,121          $373,353
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 11,980          $ 10,432
      Asset Retirement Obligation -
         Long-Term                               239,141           362,921

                                II-C Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $144,300          $ 74,697
      Additions and revisions                          -            78,750
      Accretion expense                            1,665             4,010
      Discontinued operations                  (   4,660)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $141,305          $157,457
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $140,791          $ 73,574
      Additions and revisions                          -            78,918
      Settlements and disposals                        -         (     673)
      Accretion expense                            5,174             5,638
      Discontinued operations                  (   4,660)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $141,305          $157,457
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 17,079          $ 11,137
      Asset Retirement Obligation -
         Long-Term                               124,226           146,320

                                II-D Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $459,806          $192,966
      Additions and revisions                          -           204,930
      Accretion expense                            2,847            10,394
      Discontinued operations                  (  43,125)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $419,528          $408,290
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $448,613          $187,060
      Additions and revisions                          -           206,692
      Accretion expense                           14,040            14,538
      Discontinued operations                  (  43,125)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $419,528          $408,290
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 68,099          $ 24,499
      Asset Retirement Obligation -
         Long-Term                               351,429           383,791

                                II-E Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $242,891          $104,945
      Additions and revisions                          9           102,471
      Settlements and disposals                (      20)                -
      Accretion expense                            2,883             5,289
      Discontinued operations                  ( 107,875)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $137,888          $212,705
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $237,057          $102,444
      Additions and revisions                        124           102,712
      Settlements and disposals                (     225)                -
      Accretion expense                            8,807             7,549
      Discontinued operations                  ( 107,875)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $137,888          $212,705
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  9,017          $  1,198
      Asset Retirement Obligation -
         Long-Term                               128,871           211,507

                                II-F Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $202,647          $105,266
      Additions and revisions                         20           101,329
      Settlements and disposals                (      49)                -
      Accretion expense                            2,434             5,325
      Discontinued operations                  (  82,764)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $122,288          $211,920
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      -----------

      Total Asset Retirement
         Obligation, January 1                  $197,849          $102,318
      Additions and revisions                        300           101,914
      Settlements and disposals                (     546)                -
      Accretion expense                            7,449             7,688
      Discontinued operations                  (  82,764)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $122,288          $211,920
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  3,358          $  4,090
      Asset Retirement Obligation -
         Long-Term                               118,930           207,830

                                II-G Partnership
                                ----------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $434,243          $224,865
      Additions and revisions                         43           218,530
      Settlements and disposals                (      98)                -
      Accretion expense                            5,223            11,454
      Discontinued operations                  ( 175,724)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $263,687          $454,849
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      -----------

      Total Asset Retirement
         Obligation, January 1                  $424,043          $218,637
      Additions and revisions                        627           219,756
      Settlements and disposals                (   1,134)                -
      Accretion expense                           15,875            16,456
      Discontinued operations                  ( 175,724)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $263,687          $454,849
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  7,015          $  8,752
      Asset Retirement Obligation -
         Long-Term                               256,672           446,097

                                II-H Partnership
                                ----------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              9/30/2006         9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $105,899          $ 55,098
      Additions and revisions                         10            53,424
      Settlements and disposals                (      22)                -
      Accretion expense                            1,253             2,823
      Discontinued operations                  (  42,158)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 64,982          $111,345
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $103,349          $ 53,561
      Additions and revisions                        145            53,708
      Settlements and disposals                (     261)                -
      Accretion expense                            3,907             4,076
      Discontinued operations                  (  42,158)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 64,982          $111,345
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,623          $  2,113
      Asset Retirement Obligation -
         Long-Term                                63,359           109,232

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $ 4,615                $127,443
               II-B                    3,716                  95,190
               II-C                    2,203                  40,689
               II-D                    3,376                  82,863
               II-E                    2,745                  60,216
               II-F                    2,326                  45,105
               II-G                    3,796                  97,944
               II-H                    1,740                  24,135

      During the nine months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        ------------------        --------------
               II-A                  $43,126                $382,329
               II-B                   38,997                 285,570
               II-C                   32,047                 122,067
               II-D                   37,411                 248,589
               II-E                   34,538                 180,648
               II-F                   31,757                 135,315
               II-G                   38,504                 293,832
               II-H                   29,067                  72,405

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the II-A, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $43,000, $49,000, $1,960,000, $4,449,000, $9,291,000, and $2,152,000 (net of fees), respectively to these Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $52,000, $38,000, $1,892,000, $4,283,000, $8,937,000 and $2,071,000, respectively, for these
      Partnerships. It is anticipated that additional properties for all of the Partnerships will be sold at auction in December 2006 and February 2007. The properties sold in the October auction and those scheduled to be sold in the December 2006 and February 2007 auction represent a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts" (FAS
      144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and the buyers will assume the asset retirement obligations associated with the sold interests.

      Net income from discontinued operations are as follows:

                                II-A Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $362,320          $393,950
      Lease operating                          (  66,963)        (  82,740)
      Production tax                           (  13,225)        (  14,832)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,814)        (  54,974)
      Impairment provision                     (   3,560)                -
                                                --------          --------
      Income from discontinued
         operations                             $275,758          $241,404
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $976,615          $921,869
      Lease operating                          ( 231,719)        ( 230,895)
      Production tax                           (  33,384)        (  32,556)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (  19,128)        (  68,723)
      Impairment provision                     (   3,560)                -
                                                --------          --------
      Income from discontinued
         operations                             $688,824          $589,695
                                                ========          ========


                                II-B Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $168,686          $212,198
      Lease operating                          (  38,041)        (  33,671)
      Production tax                           (   5,506)        (   8,180)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   1,574)        (  17,960)
      Impairment provision                     (     475)                -
                                                --------          --------
      Income from discontinued
         operations                             $123,090          $152,387
                                                ========          ========

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $504,459          $507,897
      Lease operating                          ( 130,920)        ( 106,752)
      Production tax                           (  13,474)        (  16,055)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   7,361)        (  20,675)
      Impairment provision                     (     475)                -
                                                --------          --------
      Income from discontinued
         operations                             $352,229          $364,415
                                                ========          ========

                                II-C Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $ 23,015          $ 38,291
      Lease operating                          (   7,572)        (   3,144)
      Production tax                           (   1,827)        (   3,419)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (      50)        (     930)
                                                --------          --------
      Income from discontinued
         operations                             $ 13,566          $ 30,798
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $ 64,648          $ 78,971
      Lease operating                          (  14,099)        (  12,168)
      Production tax                           (   5,245)        (   6,807)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     452)        (   1,335)
                                                --------          --------
      Income from discontinued
         operations                             $ 44,852          $ 58,661
                                                ========          ========

                                II-D Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $136,602          $140,736
      Lease operating                          (  75,226)        (  25,833)
      Production tax                           (  11,905)        (  13,243)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     295)        (   7,289)
                                                --------          --------
      Income from discontinued
         operations                             $ 49,176          $ 94,371
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $368,320          $346,158
      Lease operating                          ( 133,216)        ( 104,491)
      Production tax                           (  33,343)        (  32,291)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,604)        (   9,096)
                                                --------          --------
      Income from discontinued
         operations                             $199,157          $200,280
                                                ========          ========


                                II-E Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $347,962          $336,832
      Lease operating                          (  24,378)        (  38,407)
      Production tax                           (  28,328)        (  23,746)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   1,292)        (  20,154)
      Impairment provision                     (  15,171)                -
                                                --------          --------
      Income from discontinued
         operations                             $278,793          $254,525
                                                ========          ========

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                                9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                          $947,426         $  862,409
      Lease operating                           ( 103,214)       (   101,721)
      Production tax                            (  68,811)       (    65,245)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                             (  33,166)       (    61,175)
      Impairment provision                      (  15,171)                 -
                                                 --------         ----------
      Income from discontinued
         operations                              $727,064         $  634,268
                                                 ========         ==========

                                  II-F Partnership
                                  ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                        $  631,946        $  562,753
      Lease operating                         (    35,465)      (    40,316)
      Production tax                          (    43,473)      (    29,014)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (     1,001)      (    14,572)
      Impairment provision                    (        50)               -
                                                 --------        ----------
      Income from discontinued
         operations                            $  551,957        $  478,851
                                                 ========        ==========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                        $1,723,757        $1,567,132
      Lease operating                         (   119,036)      (    94,959)
      Production tax                          (    99,202)      (    96,087)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    22,950)      (    34,748)
      Impairment provision                    (        50)                -
                                               ----------        ----------
      Income from discontinued
         operations                            $1,482,519        $1,341,338
                                               ==========        ==========

                                II-G Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                        $1,328,815        $1,265,147
      Lease operating                         (    74,585)      (    81,653)
      Production tax                          (    90,914)      (    66,479)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (     2,118)      (    30,916)
      Impairment provision                    (       106)                -
                                               ----------        ----------
      Income from discontinued
         operations                            $1,161,092        $1,086,099
                                               ==========        ==========


                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                        $3,622,954        $3,307,345
      Lease operating                         (   250,477)      (   212,659)
      Production tax                          (   208,565)      (   201,716)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (    54,120)      (    76,083)
      Impairment provision                    (       106)                -
                                               ----------        ----------
      Income from discontinued
         operations                            $3,109,686        $2,816,887
                                               ==========        ==========

                                II-H Partnership
                                ----------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                        $  308,930        $  294,120
      Lease operating                         (    17,421)      (    19,136)
      Production tax                          (    21,366)      (    15,567)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                           (       496)      (     7,287)
      Impairment provision                    (        12)                -
                                               ----------        ----------
      Income from discontinued
         operations                            $  269,635        $  252,130
                                               ==========        ==========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $840,476          $768,160
      Lease operating                          (  58,792)        (  48,535)
      Production tax                           (  48,706)        (  47,240)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (  13,059)        (  18,052)
      Impairment provision                     (      12)                -
                                                --------          --------
      Income from discontinued
         operations                             $719,907          $654,333
                                                ========          ========

Assets of the discontinued operations for the nine months ended September 30, 2006 were as follows:
                                                                  II-A
                                                               Partnership
                                                               -----------

      Accounts receivable - oil and gas sales                   $  112,979
      Oil and gas properties                                     3,758,843
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                        ( 3,301,782)
                                                                ----------
      Net assets held for sale                                  $  570,040
                                                                ==========

                                                                   II-B
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  108,316
      Oil and gas properties                                      1,187,146
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 1,069,307)
                                                                 ----------
      Net assets held for sale                                   $  226,155
                                                                 ==========

                                                                   II-C
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $   15,079
      Oil and gas properties                                        490,856
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         (   484,215)
                                                                 ----------
      Net assets held for sale                                   $   21,710
                                                                 ==========

                                                                   II-D
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $   95,027
      Oil and gas properties                                      1,591,514
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 1,534,327)
                                                                 ----------
      Net assets held for sale                                   $  152,214
                                                                 ==========

                                                                   II-E
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $  200,824
      Oil and gas properties                                      3,359,030
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 3,109,907)
                                                                 ----------
      Net assets held for sale                                   $  449,947
                                                                 ==========

                                                                   II-F
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $  382,391
      Oil and gas properties                                      4,050,287
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 3,600,694)
                                                                 ----------
      Net assets held for sale                                   $  831,984
                                                                 ==========

                                                                   II-G
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $  532,392
      Oil and gas properties                                      8,522,222
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 7,586,057)
                                                                 ----------
      Net assets held for sale                                   $1,468,557
                                                                 ==========

                                                                   II-H
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                    $  182,768
      Oil and gas properties                                      1,982,194
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                         ( 1,763,611)
                                                                 ----------
      Net assets held for sale                                   $  401,351
                                                                 ==========

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


DISCONTINUED OPERATIONS
-----------------------

      In October 2006, the II-A, II-D, II-E, II-F, II-G, and II-H Partnerships sold their interests in a number of producing properties. This disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $43,000, $49,000, $1,960,000, $4,449,000, $9,291,000 and
      $2,152,000, respectively, were included in the November 15, 2006 cash distributions paid by the Partnerships. The sale of these properties will impact the continuing future operations of these Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $52,000, $38,000, $1,892,000, $4,283,000, $8,937,000, and $2,071,000,
      respectively, for these Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and the buyers will assume the asset retirement obligations associated with the sold interests.


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells, well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly distribution. During the nine months ended September 30, 2005, capital expenditures for the II-B and II-C Partnerships totaled $91,000 and $50,000, respectively. These expenditures were primarily due to the recompletion of the Berniece #1 well located in Grayson County, Texas. The II-B and II-C Partnerships own working interests of 35.2% and 15.1% in this well. Other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2006 and 2005 were not material to the Partnerships' cash flows.

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $13,000, $7,000, $5,000, $3,000, $20,000, $24,000, $54,000, and $7,000 for the II-A, II-B, II-C, II-D,
      II-E, II-F, II-G, and II-H Partnerships, respectively. Since oil and natural gas prices remain volatile, the Partnerships may be required to write down the carrying value of its oil and natural gas properties at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157), which establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.


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

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             687,366        6,367,741
         Production                             ( 13,534)      (  149,109)
         Extensions and discoveries                   13              697
         Revisions of previous
            estimates                              4,507       (   86,846)
                                                 -------        ---------

      Proved reserves, March 31, 2006            678,352        6,132,483
         Production                             ( 13,707)      (  144,712)
         Extensions and discoveries               24,114            1,085
         Revisions of previous
            estimates                             44,825          401,616
                                                 -------        ---------

      Proved reserves, June 30, 2006             733,584        6,390,472
         Production of continuing
           operations                           (  8,139)      (  130,312)
         Production of discontinued
           operations                           (  4,285)      (   14,220)
         Extensions and discoveries                    -           35,080
         Discontinued operations                (306,893)      (  528,897)
         Revisions of previous
            estimates                           ( 36,696)      (  378,158)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006            377,571        5,373,965
                                                 =======        =========

                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             489,229        4,776,281
         Production                             (  8,876)      (  133,571)
         Revisions of previous
            estimates                              2,559       (   54,105)
                                                 -------        ---------

      Proved reserves, March 31, 2006            482,912        4,588,605
         Production                             (  9,202)      (  119,069)
         Extensions and discoveries                    -              334
         Revisions of previous
            estimates                             31,353          458,982
                                                 -------        ---------

      Proved reserves, June 30, 2006             505,063        4,928,852
         Production of continuing
           operations                           (  5,817)      (  113,458)
         Production of discontinued
           operations                           (  2,147)      (    6,694)
         Discontinued operations                (119,276)      (   75,300)
         Revisions of previous
            estimates                           ( 19,876)      (  276,522)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006            357,947        4,456,878
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             173,409        3,545,913
         Production                             (  2,967)      (   77,245)
         Extension and discoveries                     5              209
         Revisions of previous
            estimates                                211       (   52,254)
                                                 -------        ---------

      Proved reserves, March 31, 2006            170,658        3,416,623
         Production                             (  3,346)      (   72,804)
         Extension and discoveries                   752              873
         Revisions of previous
            estimates                              7,469          225,734
                                                 -------        ---------

      Proved reserves, June 30, 2006             175,533        3,570,426
         Production of continuing
           operations                           (  2,703)      (   71,424)
         Production of discontinued
           operations                           (    145)      (    2,669)
         Extension and discoveries                     -               81
         Discontinued operations                (  6,854)      (   36,003)
         Revisions of previous
            estimates                           (  6,862)      (  196,581)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006            158,969        3,263,830
                                                 =======        =========

                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             172,825        9,645,488
         Production                             (  4,603)      (  171,389)
         Extensions and discoveries                   46            2,722
         Revisions of previous
            estimates                                 55       (  229,517)
                                                 -------        ---------

      Proved reserves, March 31, 2006            168,323        9,247,304
         Production                             (  4,638)      (  163,108)
         Extensions and discoveries                7,906           20,010
         Revisions of previous
            estimates                             17,160           35,647
                                                 -------        ---------

      Proved reserves, June 30, 2006             188,751        9,139,853
         Production of continuing
           operations                           (  3,380)      (  166,259)
         Production of discontinued
           operations                           (  1,508)      (    7,433)
         Extensions and discoveries                    -           19,823
         Discontinued operations                ( 73,121)      (  374,600)
         Revisions of previous
            estimates                           ( 11,101)      (  543,965)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             99,641        8,067,419
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             177,992        5,039,155
         Production                             (  4,094)      (  109,081)
         Extensions and discoveries                  155            2,107
         Revisions of previous
            estimates                                768       (   94,600)
                                                 -------        ---------

      Proved reserves, March 31, 2006            174,821        4,837,581
         Production                             (  4,484)      (  102,804)
         Extensions and discoveries                1,832           19,116
         Revisions of previous
            estimates                             32,236          124,812
                                                 -------        ---------

      Proved reserves, June 30, 2006             204,405        4,878,705
         Production of continuing
           operations                           (  1,074)      (   78,777)
         Production of discontinued
           operations                           (  3,666)      (   18,026)
         Extensions and discoveries                  353            2,119
         Discontinued operations                (140,973)      (  684,445)
         Revisions of previous
            estimates                           ( 10,101)      (  381,981)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             48,944        3,717,595
                                                 =======        =========

                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             337,510        3,552,595
         Production                             (  6,255)      (   91,668)
         Extension and discoveries                   374            2,153
         Revisions of previous
            estimates                              1,015       (   55,887)
                                                 -------        ---------

      Proved reserves, March 31, 2006            332,644        3,407,193
         Production                             (  6,293)      (   91,531)
         Extension and discoveries                 2,288           27,225
         Revisions of previous
            estimates                             60,592          245,938
                                                 -------        ---------

      Proved reserves, June 30, 2006             389,231        3,588,825
         Production of continuing
           operations                           (    852)      (   57,145)
         Production of discontinued
           operations                           (  6,173)      (   37,918)
         Discontinued operations                (327,363)      (1,136,121)
         Revisions of previous
            estimates                           ( 15,197)      (  289,912)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             39,646        2,067,729
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             707,731        7,611,607
         Production                             ( 13,106)      (  195,575)
         Extension and discoveries                   776            3,823
         Revisions of previous
            estimates                              2,121       (  121,814)
                                                 -------        ---------

      Proved reserves, March 31, 2006            697,522        7,298,041
         Production                             ( 13,211)      (  198,058)
         Extension and discoveries                 4,780           57,036
         Revisions of previous
            estimates                            126,560          527,181
                                                 -------        ---------

      Proved reserves, June 30, 2006             815,651        7,684,200
         Production of continuing
           operations                           (  1,789)      (  122,980)
         Production of discontinued
           operations                           ( 12,943)      (   79,944)
         Discontinued operations                (684,306)      (2,397,259)
         Revisions of previous
            estimates                           ( 31,839)      (  622,129)
                                                 -------        ---------

      Proved reserves, June 30, 2006              84,774        4,461,888
                                                 =======        =========

                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2005             164,943        1,840,781
         Production                             (  2,980)      (   46,838)
         Extension and discoveries                   182            1,168
         Revisions of previous
            estimates                                421       (   30,108)
                                                 -------        ---------

      Proved reserves, March 31, 2006            162,566        1,765,003
         Production                             (  3,053)      (   46,733)
         Extension and discoveries                 1,105           13,216
         Revisions of previous
            estimates                             29,293          124,372
                                                 -------        ---------

      Proved reserves, June 30, 2006             189,911        1,855,858
         Production of continuing
           operations                           (    423)      (   29,946)
         Production of discontinued
           operations                           (  2,991)      (   18,762)
         Discontinued operations                (158,603)      (  564,537)
         Revisions of previous
            estimates                           (  7,371)      (  150,918)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2006             20,523        1,091,695
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2006 will actually be realized for such production.

                           Net Present Value of Reserves (In 000's)
                        ---------------------------------------------
      Partnership       9/30/06      6/30/06      3/31/06    12/31/05
      -----------       -------      -------      -------    --------
         II-A           $15,334      $30,013      $29,645    $ 36,701
         II-B            12,545       21,453       20,510      25,757
         II-C             7,643       11,891       12,442      16,799
         II-D            15,008       26,128       29,594      41,793
         II-E             6,603       15,191       15,738      21,072
         II-F             3,482       16,784       15,861      19,777
         II-G             7,505       35,516       33,654      42,092
         II-H             1,832        8,402        8,002      10,059


                                      Oil and Gas Prices
                        ---------------------------------------------
       Pricing          9/30/06      6/30/06      3/31/06    12/31/05
      -----------       -------      -------      -------    --------
      Oil (Bbl)         $ 62.90      $ 73.94      $ 66.25    $  61.06
      Gas (Mcf)            4.18         6.09         7.18       10.08

      The Partnerships had decreases in estimated oil and gas reserves and the related estimated net present value of reserves at September 30, 2006 as compared to June 30, 2006 due to the decreases in the oil and gas prices used to run the reserves and the removal of the reserves related to discontinued operations.


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

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,430,163       $1,654,121
      Oil and gas production expenses           $  111,711       $  334,764
      Barrels produced                               8,139           10,257
      Mcf produced                                 130,312          129,401
      Average price/Bbl                         $    67.62       $    61.02
      Average price/Mcf                         $     6.75       $     7.95

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $224,000 (13.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $156,000 was related to a decrease in the average price of gas sold and (ii) $129,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of $54,000 related to an increase in the average price of oil sold.

      Volumes of oil sold decreased 2,118 barrels, while volumes of gas sold increased 911 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $223,000 (66.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) the receipt of a $263,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during the three months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended September 30, 2006 from 20.2% for the three months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $41,000 (35.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decrease in volumes of oil sold. The decreases in DD&A were partially offset by one significant well being fully depleted during the three months ended September 30, 2006 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.3% for the three months ended September 30, 2006 from 7.0% for the three months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The II-A Partnership recognized a non-cash charge against earnings of $13,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $2,000 (1.3%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 9.2% for the three months ended September 30, 2006 from 8.1% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-A Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $4,482,265       $4,561,548
      Oil and gas production expenses           $  929,559       $  907,296
      Barrels produced                              27,919           32,094
      Mcf produced                                 397,527          426,611
      Average price/Bbl                         $    65.30       $    53.33
      Average price/Mcf                         $     6.69       $     6.68

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $79,000 (1.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease $223,000 and $194,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of $334,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 4,175 barrels and 29,084 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by
      (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005 and (ii) increases in production on two significant wells following their successful workovers during late 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. The decreases in volumes of gas sold were partially offset by (i) increases in production on several wells following their successful workovers during mid to late 2005 and early 2006, (ii) the successful completion of two significant wells during mid 2006, and (iii) another well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,000 (2.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $57,000 increase in lease operating expenses during the nine months ended September 30, 2006 resulting from an increase in the II-A Partnership's gas balancing position on several wells, and (iii) a reversal during the nine months ended September 30, 2005 of $27,000 of a charge previously accrued for a judgment. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by the receipt of a $263,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several other wells during the nine months ended September 30, 2006. As a percentage of oil and gas sales, these expenses increased to 20.7% for the nine months ended September 30, 2006 from 19.9% for the nine months ended September 30, 2005.

      DD&A of oil and gas properties decreased $51,000 (22.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves,
      (ii) the decreases in volumes of oil and gas sold, and (iii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. The decreases in DD&A were partially offset by downward revisions in the estimates of remaining gas reserves since September 30, 2005. As a percentage of oil and gas sales, this expense decreased to 4.0% for the nine months ended September 30, 2006 from 5.0% for the nine months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The II-A Partnership recognized a non-cash charge against earnings of $13,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 9.5% for the nine months ended September 30, 2006 from 9.3% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-A Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $68,788,357 or 142.04% of Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,121,924       $1,328,591
      Oil and gas production expenses           $  312,482       $  283,067
      Barrels produced                               5,817            6,880
      Mcf produced                                 113,458          119,485
      Average price/Bbl                         $    69.39       $    61.23
      Average price/Mcf                         $     6.33       $     7.59

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $207,000 (15.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $143,000 was related to a decrease in the average price of gas sold and (ii) $65,000 and $46,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of $47,000 related to an increase in volumes of oil sold.

      Volumes of oil and gas sold decreased 1,063 barrels and 6,027 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,000 (10.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses and (ii) an increase in saltwater disposal expenses incurred on two significant wells during the three months ended September 30, 2006 as compared to the same period 2005. As of the date of this Quarterly Report, management anticipates (i) workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores and (ii) the saltwater disposal expenses to remain at 2006 levels. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 27.9% for the three months ended September 30, 2006 from 21.3% for the three months ended September 30, 2005. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in oil and gas production expenses.

      DD&A of oil and gas properties decreased $16,000 (19.7%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by one significant well being fully depleted during the three months ended September 30, 2006 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 5.8% for the three months ended September 30, 2006 from 6.1% for the three months ended September 30, 2005.

      The II-B Partnership recognized a non-cash charge against earnings of $7,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 8.8% for the three months ended September 30, 2006 from 7.5% for the three months ended September 30, 2005, primarily due to the increase in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-B Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $3,580,179       $3,522,701
      Oil and gas production expenses           $  938,030       $  762,583
      Barrels produced                              19,448           23,628
      Mcf produced                                 356,669          353,586
      Average price/Bbl                         $    65.99       $    52.29
      Average price/Mcf                         $     6.44       $     6.47

      (a) The forgoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued

      Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales increased $57,000 (1.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $266,000 were related to an increase in the average price of oil sold and (ii) $20,000 was related to an increase in volumes of gas sold. These increases were partially offset by (i) $219,000 related to a decrease in volumes of oil sold and (ii) $10,000 related to a decrease in the average price of gas sold.

      Volumes of oil sold decreased 4,180 barrels, while volumes of gas sold increased 3,083 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure and
      (ii) an increase in production on two significant wells following the successful workovers of those wells during mid 2005 and early 2006. These increases in volumes of gas sold were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $175,000 (23.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $45,000 increase in lease operating expense during the nine months ended September 30, 2006 resulting from an increase in the II-B Partnership's gas balancing position on several wells, and (iii) an increase in saltwater disposal expenses incurred on two significant wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates (i) workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores and (ii) the saltwater disposal expenses to remain at 2006 levels. As a percentage of oil and gas sales, these expenses increased to 26.2% for the nine months ended September 30, 2006 from 21.6% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $70,000 (34.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well, (ii) several wells being fully depleted during 2005 due to their lack of remaining reserves, and (iii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense decreased to

      3.6% for the nine months ended September 30, 2006 from 5.7% for the nine months ended September 30, 2005 primarily due to the dollar decrease in DD&A.

      The II-B Partnership recognized a non-cash charge against earnings of $7,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the nine months ended September 30, 2006 from 9.2% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-B Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $49,710,916 or 137.43% of Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Oil and gas sales                           $635,539         $713,887
      Oil and gas production expenses             $157,325         $142,569
      Barrels produced                               2,703            3,130
      Mcf produced                                  71,424           69,717
      Average price/Bbl                           $  68.97         $  61.26
      Average price/Mcf                           $   6.29         $   7.49

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $78,000 (11.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $26,000 related to a decrease in the volumes of oil sold and (ii) $86,000 related to a decrease in the average price of gas sold. These decreases were partially offset by increases of (i) $21,000 related to an increase in the volumes of gas sold and (ii) $13,000 related to an increase in the average price of oil sold.

      Volumes of oil sold decreased 427 barrels, while volumes of gas sold increased 1,707 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a workover of that well during late 2005. This well is not expected to return to its previously high levels of production. The increase in volumes of gas sold was primarily due to (i) increases in production on several wells following their successful workovers during 2005 and early 2006 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,000 (10.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses and (ii) an increase in saltwater disposal expenses incurred on two significant wells during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates (i) workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores and (ii) the saltwater disposal expenses to remain at 2006 levels. As a percentage of oil and gas sales, these expenses increased to 24.8% for the three months ended September 30, 2006 from 20.0% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales and the dollar increase in oil and gas production expenses.

      DD&A of oil and gas properties increased $7,000 (16.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to two significant wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. The increase in DD&A was partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 7.5% for the three months ended September 30, 2006 from 5.7% for the three months ended September 30, 2005, primarily due to the dollar increase in DD&A and the decrease in oil and gas sales.

      The II-C Partnership recognized a non-cash charge against earnings of $5,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.7%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 6.7% for the three months ended September 30, 2006 from 6.1% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-C Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2006           2005
                                                  ----------     ----------
      Oil and gas sales                           $1,962,501     $1,975,481
      Oil and gas production expenses             $  476,510     $  360,948
      Barrels produced                                 8,771         10,795
      Mcf produced                                   217,049        221,031
      Average price/Bbl                           $    65.95     $    51.92
      Average price/Mcf                           $     6.38     $     6.40

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales remained relatively constant for the nine months ended September 30, 2006 and 2005. Decreases of (i) $105,000 and $25,000 related to decreases in the volumes of oil and gas sold and (ii) $5,000 related to a decrease in the average price of gas sold were substantially offset by an increase of $123,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 2,024 barrels and 3,982 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005, and (iii) the shutting-in of two significant wells during the nine months ended September 30, 2006 in order to perform repairs and maintenance. As of the date of this Quarterly Report, the shut-in wells are producing at a lower rate than previously experienced. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) increases in production on several wells following their successful workovers during 2005 and early 2006 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $116,000 (32.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $26,000 decrease in lease operating expenses during the nine months ended September 30, 2005 resulting from a decrease in the II-C Partnership's gas balancing position on several wells, and (iii) a $20,000 increase in lease operating expenses during the nine months ended September 30, 2006 resulting from an increase in the II-C Partnership's gas balancing position on several other wells. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 24.3% for the nine months ended September 30, 2006 from 18.3% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $8,000 (9.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease resulted from (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. As a percentage of oil and gas sales, this expense decreased to 4.1% for the nine months ended September 30, 2006 from 4.5% for the nine months ended September 30, 2005.

      The II-C Partnership recognized a non-cash charge against earnings of $5,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.9% for the nine months ended September 30, 2006 from 7.7% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-C Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $23,706,686 or 153.32% of Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,245,970       $1,382,526
      Oil and gas production expenses           $  277,707       $  270,166
      Barrels produced                               3,380            3,539
      Mcf produced                                 166,259          163,567
      Average price/Bbl                         $    65.37       $    55.83
      Average price/Mcf                         $     6.17       $     7.24

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $137,000 (9.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $179,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of (i) $32,000 related to an increase in the average price of oil sold and (ii) $20,000 related to an increase in volumes of gas sold.

      Volumes of oil and gas sold decreased 159 barrels while volumes of gas sold increased 2,692 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on two significant wells following their successful recompletions during mid 2006 and (ii) the successful completion of several new wells during the three months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,000 (2.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by (i) the receipt of a $17,000 lease operating expense credit resulting from the settlement of a class action lawsuit on one significant well during the three months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.3% for the three months ended September 30, 2006 from 19.5% for the three months ended September 30, 2005. This percentage increase was primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $155,000 (211.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to two significant wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 18.3% for the three months ended September 30, 2006 from 5.3% for the three months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-D Partnership recognized a non-cash charge against earnings of $3,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 6.9% for the three months ended September 30, 2006 from 6.3% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-D Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $3,690,710       $3,896,469
      Oil and gas production expenses           $  795,521       $  731,083
      Barrels produced                              10,065           12,125
      Mcf produced                                 487,474          510,943
      Average price/Bbl                         $    61.23       $    49.05
      Average price/Mcf                         $     6.31       $     6.46

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $206,000 (5.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $101,000 and $152,000 were related to decreases in volumes of oil and gas sold and (ii) $76,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by increases of $123,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 2,060 barrels and 23,469 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well due to production difficulties, and (iii) a substantial decline in production on one significant well following a workover of that well during early 2005. As of the date of this Quarterly Report, the operator has not yet determined when, or if, the shut-in well will return to production and, if returned to production, at what rate. The well with a substantial decline in production is not expected to return to its previously high levels of production. The decreases in volumes of gas sold were partially offset by (i) increases in production on several wells following their successful recompletion during 2005 and mid 2006 and (ii) the successful completion of several new wells during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,000 (8.8%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $35,000 increase in lease operating expenses during the nine months ended September 30, 2006 resulting from an increase in the II-D Partnership's gas balancing position on several wells, and (iii) a $33,000 decrease in lease operating expenses during the nine months ended September 30, 2005 resulting from a decrease in the II-D Partnership's gas balancing position on several other wells. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by (i) the receipt of a $17,000 lease operating expense credit resulting from the settlement of a class action lawsuit on one significant well during the nine months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 21.6% for the nine months ended September 30, 2006 from 18.8% for the nine months ended September 30, 2005, primarily due to the dollar increase in oil and gas production expenses and the decrease in oil and gas sales

      DD&A of oil and gas properties increased $208,000 (185.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) two significant wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) the receipt of equipment credits on an abandoned well during the nine months ended September 30, 2005. These increases were partially offset by several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 8.7% for the nine months ended September 30, 2006 from 2.9% for the nine months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-D Partnership recognized a non-cash charge against earnings of $3,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.7% for the nine months ended September 30, 2006 from 7.3% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-D Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $49,518,903 or 157.26% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2006              2005(a)
                                                --------           --------
      Oil and gas sales                         $547,648           $630,124
      Oil and gas production expenses           $200,856           $128,890
      Barrels produced                             1,074                932
      Mcf produced                                78,777             74,925
      Average price/Bbl                         $  67.12           $  63.16
      Average price/Mcf                         $   6.04           $   7.62

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $82,000 (13.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $125,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of $9,000 and $29,000 related to increases in volumes of oil and gas sold.

      Volumes of oil and gas sold increased 142 barrels and 3,852 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells during late 2005 and (ii) an increase in production on one significant well following its successful recompletion during early 2006. These increases were partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to (i) an increase in production on two significant wells following their successful recompletions during early 2006, (ii) the successful completion of several new wells during early 2006, and (iii) an increase in production on one significant well following its successful workover during early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $72,000 (55.8%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 36.7% for the three months ended September 30, 2006 from 20.5% for the three months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $7,000 (19.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. These decreases were partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the three months ended September 30, 2006 from 5.8% for the three months ended September 30, 2005.

      The II-E Partnership recognized a non-cash charge against earnings of $20,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 11.5% for the three months ended September 30, 2006 from 10.1% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-E Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,804,494       $1,647,850
      Oil and gas production expenses           $  514,023       $  333,272
      Barrels produced                               3,316            3,469
      Mcf produced                                 255,968          221,571
      Average price/Bbl                         $    64.35       $    51.79
      Average price/Mcf                         $     6.22       $     6.63

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales increased $157,000 (9.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this increase (i) $228,000 was related to an increase in volumes of gas sold and (ii) $42,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of $105,000 related to a decrease in the average price of gas sold.

      Volumes of oil sold decreased 153 barrels, while volumes of gas sold increased 34,397 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in volumes of gas sold was primarily due to (i) one significant well returning to production during mid 2005 following the resolution of transportation problems associated with line pressure, (ii) an increase in production on two significant wells following their successful recompletions during early 2006, and (iii) the successful completion of several new wells during early 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $181,000 (54.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a $46,000 increase in lease operating expenses during the nine months ended September 30, 2006 resulting from an increase in the II-E Partnership's gas balancing position on several wells, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 28.5% for the nine months ended September 30, 2006 from 20.2% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $1,000 (1.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves and (ii) an increase in depletable oil and gas properties during 2005 primarily due to the recompletion of one significant well. These decreases were partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.1% for the nine months ended September 30, 2006 from 4.6% for the nine months ended September 30, 2005, primarily due to the increase in the average price of oil sold.

      The II-E Partnership recognized a non-cash charge against earnings of $20,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 11.9% for the nine months ended September 30, 2006 from 13.0% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-E Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $34,382,574 or 150.26% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Oil and gas sales                           $403,881         $457,409
      Oil and gas production expenses             $ 93,120         $ 79,885
      Barrels produced                                 852              775
      Mcf produced                                  57,145           55,248
      Average price/Bbl                           $  64.72         $  61.84
      Average price/Mcf                           $   6.10         $   7.41

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $54,000 (11.7%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $75,000 was related to the decrease in the average price of gas sold. This decrease was partially offset by an increase of $14,000 related to an increase in volumes of gas sold.

      Volumes of oil and gas sold increased 77 barrels and 1,897 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005. This increase was partially offset by (i) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a 2005 workover of that well and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,000 (16.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.1% for the three months ended September 30, 2006 from 17.5% for the three months ended

      September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $29,000 (96.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to several wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 14.5% for the three months ended September 30, 2006 from 6.5% for the three months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-F Partnership recognized a non-cash charge against earnings of $24,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 11.7% for the three months ended September 30, 2006 from 10.5% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-F Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2006          2005(a)
                                                  ----------     ----------
      Oil and gas sales                           $1,198,064     $1,270,105
      Oil and gas production expenses             $  274,794     $  218,672
      Barrels produced                                 2,417          2,505
      Mcf produced                                   167,836        175,431
      Average price/Bbl                           $    61.94     $    52.14
      Average price/Mcf                           $     6.25     $     6.50

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued

      Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $72,000 (5.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $49,000 was related to a decrease in the volumes of gas sold and (ii) $42,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $24,000 related to the increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 88 barrels and 7,595 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during the nine months ended September 30, 2006 on one significant well following a 2005 workover of that well and (ii) normal declines in production. These decreases were partially offset by the successful completion of several new wells during late 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $56,000 (25.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 22.9% for the nine months ended September 30, 2006 from 17.2% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $31,000 (44.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during the nine months ended September 30, 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 8.3% for the nine months ended September 30, 2006 from 5.4% for the nine months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-F Partnership recognized a non-cash charge against earnings of $24,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $2,000 (1.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 13.9% for the nine months ended September 30, 2006 from 13.0% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-F Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $29,346,051 or 171.21% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                               Three Months Ended September 30,
                                               -------------------------------
                                                    2006           2005(a)
                                                  --------       ----------
      Oil and gas sales                           $869,824       $1,042,268
      Oil and gas production expenses             $198,567       $  180,478
      Barrels produced                               1,789            1,619
      Mcf produced                                 122,980          128,295
      Average price/Bbl                           $  64.84       $    62.37
      Average price/Mcf                           $   6.13       $     7.34

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $172,000 (16.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $148,000 was related to the decrease in the average price of gas sold and $39,000 was related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 170 barrels, while volumes of gas sold decreased 5,315 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005. This increase was partially offset by
      (i) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a 2005 workover of that well and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,000 (10.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to an increase in workover expenses, which was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 22.8% for the three months ended September 30, 2006 from 17.3% for the three months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $62,000 (97.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to several wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 14.5% for the three months ended September 30, 2006 from 6.1% for the three months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-G Partnership recognized a non-cash charge against earnings of $54,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 11.7% for the three months ended September 30, 2006 from 9.9% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-G Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $2,584,373       $2,733,911
      Oil and gas production expenses           $  594,290       $  479,377
      Barrels produced                               5,118            5,333
      Mcf produced                                 363,914          377,372
      Average price/Bbl                         $    62.07       $    52.22
      Average price/Mcf                         $     6.23       $     6.51

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $150,000 (5.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $101,000 was related to a decrease in the average price of gas sold and (ii) $88,000 was related to a decrease in volumes of gas sold. These decreases were partially offset by an increase of $50,000 related to the increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 215 barrels and 13,458 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production during the nine months ended September 30, 2006 on one significant well following a 2005 workover of that well and (ii) normal declines in production. These decreases were partially offset by the successful completion of several new wells during late 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $115,000 (24.0%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 23.0% for the nine months ended September 30, 2006 from 17.5% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $64,000 (42.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during the nine months ended September 30, 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 8.2% for the nine months ended September 30, 2006 from 5.5% for the nine months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-G Partnership recognized a non-cash charge against earnings of $54,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 12.9% for the nine months ended September 30, 2006 from 12.1% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-G Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $61,492,371 or 165.22% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  2006              2005(a)
                                                --------           --------
      Oil and gas sales                         $211,788           $252,643
      Oil and gas production expenses           $ 47,657           $ 44,448
      Barrels produced                               423                380
      Mcf produced                                29,946             31,161
      Average price/Bbl                         $  64.62           $  61.70
      Average price/Mcf                         $   6.16           $   7.36

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $41,000 (16.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $36,000 was related to the decrease in the average price of gas sold and (ii) $9,000 was related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 43 barrels, while volumes of gas sold decreased 1,215 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in volumes of oil sold was primarily due to the successful completion of several new wells during late 2005. This increase was partially offset by
      (i) a substantial decline in production during the three months ended September 30, 2006 on one significant well following a 2005 workover of that well and (ii) normal declines in production. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,000 (7.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.5% for the three months ended September 30, 2006 from 17.6% for the three months ended

      September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $15,000 (95.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to several wells being fully depleted during the three months ended September 30, 2006 due to their lack of remaining reserves. This increase was partially offset by several other wells being fully depleted during the three months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 14.3% for the three months ended September 30, 2006 from 6.1% for the three months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-H Partnership recognized a non-cash charge against earnings of $7,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 12.2% for the three months ended September 30, 2006 from 10.3% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-H Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  2006              2005(a)
                                                --------           --------
      Oil and gas sales                         $626,607           $663,526
      Oil and gas production expenses           $144,549           $117,610
      Barrels produced                             1,186              1,235
      Mcf produced                                87,750             91,595
      Average price/Bbl                         $  61.88           $  52.07
      Average price/Mcf                         $   6.30           $   6.54

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $37,000 (5.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease $25,000 was related to a decrease in volumes of gas sold and $21,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $12,000 related to the increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 49 barrels and 3,845 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to (i) a substantial decline in production on one significant well following a 2005 workover of that well and (ii) normal declines in production. These decreases were partially offset by the successful completion of several new wells during late 2005. The well with a substantial decline in production is not expected to return to its previously high levels of production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,000 (22.9%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to an increase in workover expenses. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses increased to 23.1% for the nine months ended September 30, 2006 from 17.7% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties increased $15,000 (41.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) several wells being fully depleted during the nine months ended September 30, 2006 due to their lack of remaining reserves and (ii) the abandonment of another significant well during the nine months ended September 30, 2006 due to its lack of remaining reserves. These increases were partially offset by several other wells being fully depleted during the nine months ended September 30, 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 8.1% for the nine months ended September 30, 2006 from 5.4% for the nine months ended September 30, 2005, primarily due to the dollar increase in DD&A.

      The II-H Partnership recognized a non-cash charge against earnings of $7,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative increased $2,000 (1.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 16.2% for the nine months ended September 30, 2006 from 15.0% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the II-H Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      Cumulative cash  distributions to the Limited  Partners through  September
      30, 2006 were $14,293,364 or 155.85% of Limited Partners' capital contributions.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 20, 2006             By:      /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 20, 2006             By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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